Form 10-Q
period 1995-06-30
SUPER 8 MOTELS II LTD
filed 1995-09-08
CIK 316554

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                      For the Period ended June 30, 1995

                            Commission File 0-9218

                            SUPER 8 MOTELS II, LTD
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter


                  CALIFORNIA                            94 - 2574309
         ------------------------------               ------------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)


          2030 J Street
          Sacramento, California                           95814
          --------------------------------------       --------------
          Address of principal executive offices          Zip Code



Registrant's telephone number,
including area code                                  (916) 442 - 9183

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes XX   No
    ----   ------

                           SUPER 8 MOTELS II, LTD.

                      (A California Limited Partnership)

                             FINANCIAL STATEMENTS

                            JUNE 30, 1995 AND 1994

                             SUPER 8 MOTELS II, LTD.

                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                          PAGE

   Balance Sheet - June 30, 1995 and September 30, 1994           2

   Statement of Operations - Nine Months Ended
   June 30, 1995 and 1994                                         3

   Statement of Changes in Partners' Equity -
   Nine Months Ended June 30, 1995 and 1994                       4

   Statement of Cash Flows - Nine Months Ended
   June 30, 1995 and 1994                                         5

   Notes to Financial Statements                                  6

   Management Discussion and Analysis                         7 - 8

   Other Information and Signatures                           9 - 10

                            SUPER 8 MOTELS II, LTD.
                      (A California Limited Partnership)
                                BALANCE SHEET
                     JUNE 30, 1995 AND SEPTEMBER 30, 1994


                                                    6/30/95    9/30/94
                                                  ---------- ----------
                             ASSETS
                             ------
Current Assets:
  Cash and temporary investments                  $  357,252   $  338,374
  Accounts receivable                                 10,724       15,641
  Prepaid expenses                                     8,868       26,027
                                                   ---------    ---------
   Total Current Assets                              376,844      380,042
                                                   ---------    ---------
Property and Equipment:
  Capital Improvements                                34,947       34,947
  Buildings                                        1,845,878    1,845,878
  Furniture and equipment                            467,918      455,847
                                                   ---------    ---------
                                                   2,348,743    2,336,672
  Accumulated depreciation and amortization       (1,664,973)  (1,594,608)
                                                  ----------   ----------
   Property and Equipment, Net                       683,770      742,064
                                                  ----------   ----------
   Total Assets                                   $1,060,614   $1,122,106
                                                  ==========   ==========

                       LIABILITIES AND PARTNERS' EQUITY
                       --------------------------------
Current Liabilities:
  Accounts payable and accrued liabilities        $   60,193   $   64,554
                                                  ----------   ----------
   Total Liabilities                                  60,193       64,554
                                                  ----------   ----------
Partners' Equity:
  General Partners                                    45,463       46,034
  Limited Partners                                   954,958    1,011,518
   Total Partners' Equity                          1,000,421    1,057,552
                                                  ----------   ----------
   Total Liabilities and Partners' Equity         $1,060,614   $1,122,106
                                                  ==========   ==========















The accompanying notes are an integral part of the financial statements.

                              SUPER 8 MOTELS II, LTD.
                          (A California Limited Partnership)
                               STATEMENT OF OPERATIONS

                       NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                           Three Month Nine Months Three Month Nine Month
                               Ended      Ended      Ended      Ended
                              6/30/95    6/30/95    6/30/94    6/30/94
Income:                     ---------- ---------- ---------- ----------
  Guest room                $  213,769 $  535,093 $  210,206 $  519,098
  Telephone and vending          2,175      6,277      2,692      7,629
  Interest                       2,515      6,615      1,700      4,340
  Other                            225        798         79        639
                            ----------   --------  ---------  ---------
     Total Income              218,684    548,783    214,677    531,706
                            ----------   --------  ---------  ---------
Expenses:
  Motel operating expenses
  (Note 2)                     177,299    505,006    178,536    527,192
  General and administrative     5,325     28,690      6,742     31,935
  Depreciation and amortization 23,323     72,218     24,323     72,077
                            ----------   --------  ---------  ---------
     Total Expenses            205,947    605,914    209,601    631,204
                            ----------   --------  ---------  ---------
  Net Income (Loss)         $   12,737  $ (57,131) $   5,076  $ (99,498)
                            ==========   ========= =========  =========
Net Income (Loss) Allocable to
  General Partners                $127      $(571)       $51      $(995)
                            ==========   ========= =========  =========
Net Income (Loss) Allocable to
  Limited Partners             $12,610   ($56,560)    $5,025   ($98,503)
                            ==========   ========= =========  =========
Net Income (Loss) per Partner-
  ship Unit                      $1.82     $(8.16)     $0.73    $(14.21)
                            ==========   ========= =========  =========
Distribution to Limited Partners
  per Partnership Unit           $0.00      $0.00      $0.00      $0.00
                            ==========   ========= =========  =========












  The accompanying notes are an integral part of the financial statements.

                               SUPER 8 MOTELS II, LTD.
                          (A California Limited Partnership)
                       STATEMENT OF CHANGES IN PARTNERS' EQUITY
                       NINE MONTHS ENDED JUNE 30, 1995 AND 1994




                                                      1995       1994
                                                      -----     -----
General Partners:
  Balance at beginning of year                    $   46,034   $   46,350
    Net income (loss)                                   (571)        (995)
                                                  ----------   ----------
      Balance at End of Period                        45,463       45,355
                                                  ----------   ----------

Limited Partners:
  Balance at beginning of year                     1,011,518    1,042,766
    Net income (loss)                                (56,560)     (98,503)
                                                  ----------   ----------
      Balance at End of Period                       954,958      944,263
                                                  ----------   ----------
      Total Partners' Equity                      $1,000,421   $  989,618
                                                  ==========   ==========





























The accompanying notes are an integral part of the financial statements.

                               SUPER 8 MOTELS II, LTD.
                          (A California Limited Partnership)
                              STATEMENTS OF CASH FLOWS
                       NINE MONTHS ENDED JUNE 30, 1995 AND 1994


                                                      1995       1994
Cash flows from operating activities:             ----------   -------
   Received from motel revenues                   $  547,612 $  531,325
   Expended for motel operations and
    general and administrative expenses             (520,897)  (555,904)
   Interest received                                   6,087      4,287
                                                  ---------- ----------
     Net Cash Provided (Used) by Operating Activities   32,802    (20,292)
                                                  ---------- ----------
Cash flows from investing activities:
   Purchases of property and equipment               (13,924)   (10,883)
                                                  ---------- ----------
                                                     (13,924)   (10,883)
                                                  ---------- ----------
Cash flows from financing activities:

     Net Increase (Decrease) in Cash and Temporary
       Investments                                    18,878    (31,175)

Cash and Temporary Investments:
       Beginning of Period                           338,374    294,092
                                                  ---------- ----------
         End of Period                            $  357,252 $  262,917
                                                  ========== ==========

Reconciliation of Net Income (Loss) to Net Cash Provided (Used) by
 Operating Activities:

  Net Income (Loss)                               $  (57,131)$  (99,498)
  Adjustments to reconcile net income to
   net cash used by operating activities:
     Depreciation and amortization                    72,218     72,077
     (Increase) decrease in accounts receivable        4,917      3,907
     (Increase) decrease in prepaid expense           17,160     15,197
     Increase (decrease) in accounts payable
       and accrued liabilities                        (4,362)   (11,975)
                                                   ---------- ----------
            Total Adjustments                         89,933     79,206
                                                   ---------- ----------

            Net Cash Provided (Used) by Operating $   32,802 $  (20,292)

                                                   =========  =========

The accompanying notes are an integral part of the financial statements.

                            SUPER 8 MOTELS II, LTD.
                      (A California Limited Partnership)
                        NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1995


Note 1:

The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

Users of these interim financial statements should refer to the audited financial statements for the year ended September 30, 1994 for a complete disclosure of significant accounting policies and practices and other detail necessary for a fair presentation of the financial statement

In accordance with the partnership agreement, the following information presented related to fees paid to the General Partners or affiliates for period.

          Franchise Fees     $   10,695

Upon the sale of the Ontario Motel property in February, 1990, management felt that the payment of the property management fees and partnership management fees became remote. Therefore, no property management fees or partnership management fees have been accrued.


Note 2:

The following table summarizes the major components of motel operating expenses for the periods reported:

                               Three Month Nine Months Three Month Nine Months
                                   Ended     Ended        Ended      Ended
                                  6/30/95    6/30/95     6/30/94    6/30/94
                                  -------    -------     -------   -------
Salaries and related costs     $   46,682 $  145,198  $  58,850  $ 161,452
Rent                               23,349     70,668     21,742     65,226
Utilities                          19,451     50,383     21,932     53,166
Allocated costs, mainly indirect
  salaries                         22,276     66,800     20,330     64,424
Other operating expenses           65,541    171,957     55,682    182,924
                                 --------   --------    --------  --------
   Total motel operating
     expenses                  $  177,299 $  505,006  $ 178,536  $ 527,192
                                 ========   ========   ========   ========

The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                            SUPER 8 MOTELS II, LTD.
                      (A California Limited Partnership)
                      MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                JUNE 30, 1995

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's current assets of $376,844 exceeded its current liabilities of $60,193 thereby providing an operating reserve of #316,651. The Partnership experienced a positive cash flow for the nine month period ended June 30, 1995 of $18,878 which is an improvement of approximately $50.053 from the results of the corresponding period of the previous fiscal year. While the Partnership's operating reserve is $141,935 is excess of the General Partners' reserve target of $174,716, the General Partners believe that prudence requires that quarterly distributions remain suspended.

        The Partnership has equity in its Santa Rosa motel that could provide security for a loan against the property. The total annual cash flow for the Santa Rosa property has been positive. This positive cash flow would support a modest loan.

        The Partnership has no material commitments for capital expenditures. The Partnership's guideline for replacements and renovation is to spend approximately 3% of room revenues. Applicable expenditures during the first nine months of the fiscal year which will end on September 30, 1995 were $41,110 (of which $13,924 was capitalized), or 7.7% of room revenues. Although operational considerations have accelerated the timing of these expenditures and the 7.7% figure is not reflective of anticipated year-end expenditures, annual expenditures of this type may exceed the General Partners' guideline due primarily to payment of $6,654 as the Partnership's share of two replacement vehicles used by personnel employed jointly by the Partnership and affiliated limited Partnerships, and for $4,147 spent on a new key system for the motel.

NEW ACCOUNTING STANDARDS

        SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed OF, requires the Partnership to disclose information about potential impairment to the value of long-lived assets.
The Partnership is not required to adopt and does not currently plan to adopt SFAS No. 121 until its fiscal year ending September 30, 1997. The Partnership does not expect to make any disclosures about impairment of long-lived assets under SFAS No. 121.

RESULTS OF OPERATIONS

        The following is a comparison of operating results for the periods ended June 30, 1995 and June 30, 1994.

                                        1995    1994
Occupancy
      Three months ended June 30        55.5%   56.7%
      Nine months ended June 30         48.6%   49.5%
Average Room Rate
      Three months ended June 30        $42.31  $40.71
      Nine months ended June 30         $40.30  $38.41

                            SUPER 8 MOTELS II, LTD.
                      (A California Limited Partnership)
                      MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                (Continued)
                                JUNE 30, 1995


     Total revenues increased $17,077 during the first nine months of fiscal year ending September 30, 1995 as compared to the corresponding period of the previous fiscal year. Room revenue increased $15,995 (or 3.1%), as the decrease in occupancy rate for the nine month period was offset by a 4.9% increase in the average room rate. The motel had more guests from the leisure market segment and fewer guests in the corporate, group and discount market segments. Room rates for the leisure market segment are generally higher than for those segments that experienced a decline in occupancy.

    Total expenses for the nine month period ended June 30, 1995 decreased $25,290 (or 4.0%) from those incurred in the corresponding period of the previous fiscal year. The General Partners have instituted a cost cutting program which has reduced the motel operating expenses significantly.

FUTURE TRENDS

     Commercial travel in the Santa Rosa lodging market continues its lackluster performance, while there is an improvement in the leisure market segment. The General Partners do not anticipate substantial improvement in the property's fiscal performance until the commercial travel segment rebounds. Intense competitive conditions in the Santa Rosa market might place adverse pressure on the average room rates.

    In the opinion of management, these financial statements reflect all all adjustments which were necessary to a fair statement of results for the interim periods presented. All adjustments are of a normal recurring nature.

                        PART II.   OTHER INFORMATION
                        ----------------------------


     Item 1.                Legal Proceedings
                            -----------------
                                 None

     Item 2.                Changes in Securities
                            ---------------------
                                 None

     Item 3.                Defaults upon Senior Securities
                            -------------------------------
                                 None

     Item 4.                Submission of Matters to Vote of Security Holders
                            -------------------------------------------------
                                 None

     Item 5.                Other Information
                            -----------------
                              See Notes to Financial Statements

     Item 6.                Exhibits and Reports on Form 8-K
                            --------------------------------
                                 None

                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.









                              SUPER 8 MOTELS II, LTD


              8-10-95         By /S/ David P. Grotewohl
                              -------------------------
               Date           David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







              8-10-95         By /S/ David P. Grotewohl
                              -------------------------
               Date           David P. Grotewohl,
                              Chief Financial Officer