Form 10-K
period 1995-09-30
SUPER 8 MOTELS II LTD
filed 1995-12-29
CIK 316554

SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C.  20549
				 FORM 10-K

	  (Mark One)
	  ( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
		      For the Fiscal Year Ended  September 30, 1995
				     OR          -------------------
	  (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		 SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
		 For the transition period from ______________to___________

		    Commission file number 0-9218
					   ------
		    SUPER 8 MOTELS II, LTD.
		    -----------------------
		(Exact name of registrant as specified in its charter)

		    California                      94-2574309
	 --------------------------------         ----------------------
	 (State or other jurisdiction of          (I.R.S. Employer iden-
	 incorporation or organization)           tification No.)



	  2030 J Street, Sacramento, California            95814
	----------------------------------------         ----------
	Address of principal executive offices)          (Zip Code)

	Registrant's telephone number, including area code:   (916) 442-9183

	Securities registered pursuant to Section 12 (b) of the Act: None

	Securities registered pursuant to Section 12 (g) of the Act:

		   UNITS OF LIMITED PARTNERSHIP INTEREST
		   -------------------------------------
				(Title of Class)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant has been required to file such reports) and (2) has been subject to the filing
requirements for the past 90 days.  Yes _x_   No ___

	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [x]

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

			       Inapplicable.

	DOCUMENTS INCORPORATED BY REFERENCE
				None

				 PART I

Item 1.  BUSINESS
	 --------

General Development of Business
-------------------------------

	Super 8 Motels II, Ltd. (the "Partnership") is a limited partnership which was organized under the Uniform Limited Partnership Act of the State of California on May 7, 1979. The Managing General Partner of the Partnership is Grotewohl Management Services, Inc., a California corporation wholly-owned by Philip B. Grotewohl. The Associate General Partner of the Partnership is Robert J. Dana. The Associate General Partner does not have general responsibility in connection with the management of the business affairs of the Partnership. The Managing General Partner and the Associate General Partner are sometimes hereinafter referred to as the "General Partners."

	Through two intrastate offerings of units of limited partnership interest in the Partnership (the "Units"), the Partnership sold 7,000 Units at a price of $1,000 per Unit.

	The net proceeds of the two offerings were expended for the acquisition and development of two properties located in Santa Rosa, California, and Ontario, California. A fee interest was acquired in the Ontario property and a leasehold interest was acquired in the Santa Rosa property. Motel operations commenced on November 12, 1980 at the Santa Rosa property, and on May 29, 1981 at the Ontario property. The Ontario property was sold on February 14, 1990.

     There is hereby incorporated by reference herein the information regarding the Partnership's motel property contained in Part I, Item 2 of this report under the caption "Properties."

Narrative Description of Business
---------------------------------

	The Partnership's business is to operate its motel property and to engage in any and all general business activities related or incidental thereto. The Partnership's motel is operated pursuant to a franchise originally acquired from Super 8 Motels, Inc. through Super 8 Management Corporation as a subfranchisor, under the name "Super 8 Motel."

	Super 8 Motels, Inc. is a South Dakota corporation which was organized in 1972. Its first franchised motel commenced operation in 1974 and, as of October 24, 1995, a total of 1,348 franchised motels having an aggregate of 82,517 guest rooms were in operation. On April 30, 1993, Super 8 Motels, Inc. became a wholly-owned subsidiary of Hospitality Franchise Systems, Inc.("HFS"). In addition to Super 8 Motels, HFS is also the franchisor of hospitality properties under the Howard Johnson, Ramada and Days Inn tradenames.

	Motels franchised by Super 8 Motels, Inc. are budget motels in that they offer room rates near the lower end of the room rate scale in each area in which they are located. Such lower rates are made possible by the elimination of certain features present in many higher-priced facilities, such as meeting rooms and large lobbies; by not operating restaurants or cocktail lounges in connection with the motels; and by utilizing uniform construction methods (adapted only slightly to fit specific locales) which have been developed by Super 8 Motels, Inc. and a standardized design which facilitates maintenance and minimizes overhead expense.

	Super 8 Motels offer accommodations at the upper end, in terms of facilities and prices, of the budget segment of the lodging industry. Generally, Super 8 Motels offer larger rooms and higher quality furniture and furnishings than motels franchised under the tradenames Motel 6, Regal 8 and E-Z 8. Rates in the
Super 8 Motels tend to exceed those offered by the chains mentioned above.

     By terms of the franchise agreement with Super 8 Motels, Inc., the Partnership pays monthly franchise fees equal to 4% of its gross room revenues and contributes an additional 1% of its gross room revenues to a fund administered by Super 8 Motels, Inc. to finance the national advertising program. The Partnership has no equity or other interest in Super 8 Motels, Inc.

     Brown & Grotewohl (the "Manager"), a California general partnership which is an affiliate of the Managing General Partner, directs the operation of the Partnership's motel. The Manager supervises and directs the Partnership's employees having direct responsibility for the operation of the motel, establishes room rates, and directs the promotional activities of the Partnership's employees. It directs the purchase of replacement equipment and supplies, maintenance activity and the engagement or selection of all vendors, suppliers and independent contractors. The motel staff, under the supervision of the Manager, is responsible for, among other things, performing all service, administrative and bookkeeping duties in connection with the motel, including all collections and all disbursements to be paid out of funds generated by such operations or otherwise supplied by the Partnership.

     The Partnership employs (on a part-time basis) one secretarial employee, four Partnership and motel administrative employees, two marketing employees, and five accounting employees at its Sacramento, California office. Included in the above list is David P. Grotewohl, son of Philip Grotewohl, whom the Partnership employs as Director of Operations and as an attorney. Mark Grotewohl, son of Philip Grotewohl, is employed as Director of Marketing. Julie Grotewohl, daughter of Philip Grotewohl, is employed as the Regional Director of Sales.

Santa Rosa, California
----------------------

	The motel located in Santa Rosa, California, which consists of 100 guest rooms, commenced operations on November 12, 1980.
The average monthly occupancy rates and average monthly room rates for the period from October 1, 1992 to September 30, 1995, are as follows:
		AVERAGE OCCUPANCY RATE
	       1994 -  1993 -  1992 -
	       1995    1994    1993
	      ------  ------  ------
October         57%     57%     59%
November        47%     56%     46%
December        41%     42%     42%
January         44%     37%     38%
February        36%     42%     44%
March           45%     41%     44%
April           49%     53%     53%
May             56%     57%     61%
June            62%     61%     59%
July            72%     79%     78%
August          68%     72%     79%
September       66%     65%     67%
	       ----    ----    ----
Annual Average  54%     55%     56%


		  AVERAGE ROOM RATE
		 1994 -  1993 -  1992 -
		 1995    1994    1993
		------  ------  ------

October         $41.81  $37.63  $38.69
November        $38.20  $37.43  $40.40
December        $38.30  $36.07  $39.47
January         $37.40  $35.25  $38.08
February        $39.08  $36.84  $38.96
March           $38.79  $38.14  $38.02
April           $39.19  $39.19  $39.83
May             $42.48  $41.07  $41.99
June            $44.60  $41.70  $42.39
July            $47.14  $43.70  $43.32
August          $47.19  $43.92  $42.33
September       $45.39  $43.42  $40.52
		------  ------  ------
Total           $42.33  $40.15  $40.68

      The following existing lodging facilities provide direct or indirect competition to the Partnership's Santa Rosa motel:

  FACILITY       NUMBER OF ROOMS    APPROXIMATE DISTANCE FROM
				    PARTNERSHIP'S MOTEL (IN MILES)

Motel 6                        100             Adjacent
Motel 6                        119              0.5
Los Robles Inn                  90              0.5
Sandman Motel                  112              0.5
Ramada Inn                      50              0.5
Holiday Inn Express             95              1.0
Days Inn                       160              1.5
TraveLodge                      60              2.0
Best Western Garden Inn        100              3.0

     The Partnership employs (on a full-time or part-time basis) one manager, four desk clerks, eleven laundry and housekeeping employees, and one maintenance worker at the Santa Rosa motel.

     The Santa Rosa motel draws its business from a variety of sources, including corporate travelers, vacationers and tourists, convention attendees and sports teams. The Santa Rosa motel has no single customer the loss of which would have a materially adverse effect on the motel's operations.

Item  2.  PROPERTIES

	On January 8, 1980, the Partnership acquired by long-term lease a parcel of approximately three acres of unimproved land located at 2632 N. Cleveland Avenue, Santa Rosa,
California, adjacent to U.S. Highway 101.  Effective May 1,
1981, the lease was amended to delete an area comprising approximately 32,600 square feet from the lease. A restaurant facility was subsequently built on this deleted portion.

     The term of the lease extends until August 31, 2015, with a possible extension of the term for up to an additional 15 years through exercise by the Partnership of three five-year renewal options. Base rental payments are subject to adjustment at three-year intervals to reflect changes in the Consumer Price Index. Effective September 1, 1994 through August 31, 1997, the base rent is $7,783 per month. Such rent is net to the lessor of property taxes and assessments, utilities and other expenses relating to the land.

     In April 1980, construction of the Partnership's 100-room motel was commenced on the site. The motel opened for operations immediately after construction was completed on November 12, 1980.

 Item 3.  LEGAL PROCEEDINGS

	  Inapplicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	 Inapplicable.

				   PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
	 STOCKHOLDER MATTERS

Market Information

     The Units are not freely transferable and no public market for the Units has developed or is expected to develop.

Holders

     As of December 15, 1995, a total of 1,228 investors
("Limited Partners") held Units in the Partnership.

Distributions

     Cash distributions are made on a quarterly basis from Cash Available for Distribution, defined in the Partnership's Certificate and Agreement of Limited Partnership (the "Partnership Agreement") as Cash Flow, less adequate cash reserves for obligations of the Partnership for which there is no provision. Cash Flow means cash funds provided from operations of the Partnership, without deduction for depreciation, but after deducting cash funds used to pay or provide for the payment of debt service, capital improvements and replacements and the operating expenses of the Partnership's property.

     In addition, the Partnership will promptly distribute net proceeds of the sale and refinancing of its motel properties to the General Partners and the limited partners of the Partnership (the "Limited Partners"), to the extent such proceeds are not reinvested in the acquisition of additional properties.

     No distributions were made during the two most recent fiscal years.

Item 6.  SELECTED FINANCIAL DATA

	Following are selected financial data of the Partnership for the fiscal years ended September 30, 1995, 1994, 1993, 1992 and 1991.


			   SUPER 8 MOTELS II, LTD.



				   Years Ended September 30:
		     --------------------------------------------------------

		       1995        1994        1993        1992        1991
		       ----        ----        ----        ----        ----

Total Income         $850,781    $827,562    $846,804    $880,622    $890,864
Motel Room Income    $829,326    $808,505    $828,804    $843,686    $829,445
Net Income (Loss)     $31,089    $(31,564)   $(88,213)   $(59,661)   $(61,649)

Per Partnership Unit:
   Cash distributions:
   Other                   -           -           -       $12.50      $25.00
   Net income (loss)    $4.44      $(4.51)    $(12.60)     $(8.52)     $(8.81)


				   Years Ended September 30:
		     --------------------------------------------------------

		       1995        1994        1993        1992        1991
		       ----        ----        ----        ----        ----

Total Assets       $1,172,917  $1,122,106  $1,158,408  $1,230,978  $1,396,074
Long-Term Debt             -           -           -           -       $4,154

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS

Liquidity
---------

	The Managing General Partner believes that the Partnership's liquidity, defined as its ability to generate sufficient amounts of cash to satisfy its cash needs, is adequate. Current assets of $498,927 exceed current liabilities of $84,276 by $ 414,651 as of September 30, 1995 as compared with $315,488 for the same date in the previous fiscal year.
And as reflected in its Statement of Cash Flows, the Partnership's cash and temporary investments have increased in each of the last three fiscal years. Nevertheless, after the second quarter of the fiscal year ended September 30, 1992, the Managing General Partner suspended the Limited Partners' quarterly distributions to preserve cash. The Partnership will resume distributions to the extent that they can be sustained by the cash flow from the Santa Rosa motel operations. As discussed below, the Santa Rosa hospitality market has been adversely affected by the poor general economic climate experienced by much of California and by an excess supply of lodging accommodations in the Santa Rosa area.

	 The General Partners have a reserve target equal to 5% of "Adjusted Capital Contributions," or $174,716 (5% of
$3,494,317). "Adjusted Capital Contributions" is computed as the original amount raised ($7,000,000) less the $259,154 returned to the Limited Partners in 1982 from the sale of excess Ontario land, and less the $3,246,529 returned to the Limited Partners from the 1990 Ontario motel sale. The $414,651 excess of current assets over current liabilities exceeds the General Partners' reserve target. The General Partners have decided to maintain the higher operating reserve pending improvement in the Santa Rosa lodging market.

	The Partnership's primary source of liquidity is its gross revenues from operations. As noted below, the Partnership has a positive cash flow from motel operations. In addition, the Partnership's equity in its Santa Rosa motel, which is presently unencumbered, would provide a potential source of liquidity through financing in the event the Partnership's liquidity were impaired. There can be no assurance, however, that the Partnership could borrow against such equity on favorable terms should additional liquidity be required.

Capital Resources
-----------------

	The Partnership owns and operates one motel property, a 100-room lodging facility located on leased land in Santa Rosa, California.

	The Partnership currently has no material commitments for capital expenditures. Its motel property is in full operation, and no further property acquisitions or extraordinary capital improvements are contemplated. Except as described below, the General Partners are aware of no material trends or changes with respect to the mix or relative cost of the Partnership's capital resources. Working capital is expected to be generated by revenues from operations.

	During the fiscal year covered by this report, the Partnership capitalized $28,974 of the $62,836 spent on the refurbishment of its motel and furnishings. Included in the capitalized items were $8,215 for replacement room air-conditioning units, $7,270 for replacement guest room carpets, $1,250 for used televisions, $6,654 for a portion of two vehicles used by central office personnel. Thenon-capitalized renovations of $33,862 included expenditures for lamps and light fixtures, drapes, bedspreads, mattresses, chairs, and landscaping. The General Partners anticipate that approximately 3% of gross room revenues will be spent on replacement and renovation during the fiscal year ending September 30, 1996. The Managing General Partner intends that all of these expenditure will be made from cash flow from operations or, if such cash flow is insufficient, from the Partnership's cash reserves.

New Accounting Standards
------------------------
	SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires the Partnership to disclose information about potential impairment to the value of long-lived assets. The Partnership is not required to adopt and does not currently plan to adopt
SFAS No. 121 until its fiscal year ending September 30, 1997.
The Partnership does not expect to make any disclosures about impairment of long-lived assets under SFAS No. 121.

Results of Operations
---------------------

Partnership's Combined Financial Results
----------------------------------------

	During the year covered by this report as compared to the previous fiscal year, the Partnership achieved a $23,219 increase in total income, due primarily to a $20,821 increase in guest room revenue. This 2.6% increase in guest room revenue is discussed below.

	During the year covered by this report as compared to the previous fiscal year, the Partnership achieved a $39,434 reduction in total expenses, due primarily to the $36,685 reduction in motel operating expenses. This 5.1% decrease in motel operating expenses is discussed below.

	During the fiscal year ended September 30, 1994 as compared to the previous fiscal year, the Partnership experienced a $19,242 decrease in total income, due to a $20,299 reduction in guest room income. This 2.4% decrease in guest room income is discussed below.

	During the fiscal year September 30, 1994 as compared to the previous fiscal year, the Partnership achieved a $75,891 reduction in total expenses. This reduction was due primarily to the $73,016 reduction in motel operating expenses. This 9.2% reduction in motel operating expenses is discussed below.

Santa Rosa Motel
----------------

     The following is a comparison of operating results of the Partnership's Santa Rosa motel for the twelve-month periods ended September 30, 1993, 1994 and 1995.

			 Average       Average
			Occupancy       Room
			  Rate          Rate
			---------      -------
Twelve months ended:
September 30, 1993        55.8%        $40.68
September 30, 1994        55.2%        $40.15
September 30, 1995        53.7%        $42.33

					 Total
				      Expenditures     Partnership
			  Total         and Debt           Cash
			Revenues        Service          Flow  (1)
		       ----------     -------------   --------------
Twelve months ended:
September 30, 1993      $846,804        $844,704        $2,100
September 30, 1994      $827,562        $773,164        $54,398
September 30, 1995      $850,781        $752,705        $98,076

	(1) While Partnership Cash Flow as it is used here is not an amount found in the financial statements, this amount is the best indicator of the annual change in the amount, if any, available for distribution to the Limited Partners. This calculation is reconciled to the financial statements in the following table.

	Reconciliation of Partnership Cash Flow (included in the chart above) to Net Income as shown on the Statements of Operations
(in the financial statements) is as follows:



					   1993        1994        1995

Partnership Cash Flow                     $2,100     $54,398     $98,076
Payments on Capital Lease Obligations      4,154           0           0
Additions to Fixed Assets                  5,541      10,883      28,974
Depreciation and Amortization           (100,045)    (96,852)    (97,047)
Other Items                                   37           7       1,086
					--------     --------     -------
Net Income                              $(88,213)    $(31,564)    $31,089

	During the fiscal year covered by this report as compared to the previous fiscal year, the Partnership's Santa Rosa motel achieved an increase in its guest room revenue by achieving an increase in the average daily room rate received from $40.15 to $42.33, which was slightly offset by a decrease in the occupancy rate. The higher room rate was achieved through increased leisure guest rooms sold while all other market segments declined slightly.

	During the fiscal year ended September 30, 1994 as compared to the previous fiscal year, the Partnership's Santa Rosa motel experienced decreases in both its occupancy rate and average daily room rate. These declines were due to poor market conditions in the Santa Rosa lodging market. The corporate guest category declined from 23% of the motel's guests to 18%.
The offsetting increase was in the discount and group categories. As discussed below, the General Partners instituted a cost-cutting program that de-emphasized the relatively intense sales and marketing efforts previously employed. This resulted in a loss of some room nights, but the overall financial effect was positive.

	During the fiscal year covered by this report as compared to the previous fiscal year, the Partnership's Santa Rosa motel achieved a 2.6% reduction in total expenditures and debt service while the average occupancy declined 1.5%. In accordance with the cost-cutting program instituted by the General Partners which de-emphasized the relatively intense sales and marketing effort, the property was able to achieve comparative savings of $19,341 in housekeeping wages and $6,620 in maintenance wages.
A non-recurring decline in comparative phone system costs of $7,263 was offset by an $18,091 increase in additions to fixed assets.

	During the year ended September 30, 1994 as compared to the previous fiscal year, the Santa Rosa motel achieved an 8.5% decrease in expenditures. The General Partners instituted a cost-cutting program that eliminated the expensive, but relatively ineffective sales and marketing programs in favor of reduced revenue offset by greater cost savings. Changing the responsibilities of the on-site property manager allowed the motel to realize cost savings of $23,876 in front desk manager payroll costs, $8,215 in resident manager payroll costs and $13,123 in head housekeeper payroll costs. Additional associated savings included $10,417 in reduced print advertising and $13,108 in maintenance payroll costs. Offsetting these savings was a $10,826 increase in the local water and sewer charges due primarily to much higher water and sewer rates.

Future Trends
--------------

     The Managing General Partner believes that the adverse conditions in the Santa Rosa lodging market will continue to have a negative impact on the Partnership's profitability in the near term. Although there can be no assurance in this regard, analysis of economic growth trends and planned hotel and motel construction leads the Managing General Partner to believe that the Santa Rosa economy will eventually absorb the existing supply of motel rooms.

	The Managing General Partner expects the Partnership's occupancy percentages (and thus revenues and profitability) to benefit from an economic recovery in the local and California economies. The Managing General Partner anticipates lower occupancy rates and perhaps lower room rates in the event of an economic downturn. The Managing General Partner believes that competitive conditions in the Santa Rosa market are such as to restrict the Partnership's ability, in the short run, to increase its room rates to compensate for inflation. The cost-cutting program instituted in the first part of the 1994 calendar year will continue to be enforced, but in the future will result in lower savings on a comparative basis as cost inflation and replacement requirements raise future minimum costs.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Financial Statements and Notes to Financial Statements attached hereto at pages F-1 through F-12.

			  ANNUAL REPORT ON FORM 10-K

				    ITEM 8

			     FINANCIAL STATEMENTS

			    SUPER 8 MOTELS II, LTD.

			    SACRAMENTO, CALIFORNIA

			      SEPTEMBER 30, 1995

Item 8: Financial Statements



			   SUPER 8 MOTELS II, LTD.

		       INDEX OF FINANCIAL STATEMENTS



							       Pages
							       -----


Financial Statements:
	Report of Independent Certified Public Accountants      F-3

	Balance Sheets, September 30, 1995 and 1994             F-4

	Statements of Operations for the years ended            F-5
	  September 30, 1995, 1994 and 1993

	Statements of Partners' Equity for the years ended      F-6
	  September 30, 1995, 1994 and 1993

	Statements of Cash Flows for the years ended            F-7 to
	  September 30, 1995, 1994 and 1993                     F-8

	Notes to Financial Statements                           F-9 to
								F-12







Note: All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

	     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Partners
Super 8 Motels II, Ltd.

We have audited the accompanying balance sheets of Super 8 Motels II, Ltd., a California limited partnership, as of September 30, 1995 and 1994 and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super 8 Motels II, Ltd. as of September 30, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.


VOCKER KRISTOFFERSON AND CO.


November 17, 1995
San Mateo, California

			   SUPER 8 MOTELS II, LTD.
		     (A California Limited Partnership)
			       BALANCE SHEETS
			 September 30, 1995 and 1994


				   ASSETS

							1995           1994
							----           ----
Current Assets:
  Cash and temporary investments (Notes 1 and 3)    $  453,839     $  338,374
  Accounts receivable                                   17,785         15,641
  Prepaid expenses                                      27,303         26,027
						    ----------     ----------
    Total Current Assets                               498,927        380,042
						    ----------     ----------

Property and Equipment (Note 2):
  Capital improvements                                  34,947         34,947
  Buildings                                          1,845,878      1,845,878
  Furniture and equipment                              466,449        455,847
						    ----------     ----------
						     2,347,274      2,336,672
  Accumulated depreciation and amortization         (1,673,284)    (1,594,608)
						    ----------     ----------
  Property and Equipment, Net                          673,990        742,064
						    ----------     ----------
    Total Assets                                    $1,172,917     $1,122,106
						    ==========     ==========


		       LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities          $   82,477     $   62,879
  Due to related parties (Note 4)                        1,799          1,675
						    ----------     ----------
    Total Liabilities                                   84,276         64,554
						    ----------     ----------

Contingent Liabilities and Lease Commitment
  (Notes 4 and 5)                                           -              -

Partners' Equity:
  General Partners                                      46,345         46,034
  Limited Partners                                   1,042,296      1,011,518
						    ----------     ----------
    Total Partners' Equity                           1,088,641      1,057,552
						    ----------     ----------


      Total Liabilities and Partners' Equity        $1,172,917     $1,122,106
						    ==========     ==========

  The accompanying notes are an integral part of these financial statements.

			   SUPER 8 MOTELS II, LTD.
		     (A California Limited Partnership)
			  STATEMENTS OF OPERATIONS

					      Years Ended September 30:
				      ---------------------------------------

					  1995          1994           1993
					  ----          ----           ----
Income:
  Motel room                            $829,326      $808,505       $828,804
  Telephone and vending                   10,260        11,854         11,326
  Interest                                10,068         6,287          5,977
  Other                                    1,127           916            697
				      ----------    ----------     ----------
    Total Income                         850,781       827,562        846,804

Expenses:
  Motel operations (Notes 4 and 6)       688,067       724,752        797,768
  General and administrative (Note 4)     34,578        37,522         37,110
  Depreciation and amortization (Note 2)  97,047        96,852        100,045
  Interest                                    -             -              94
				      ----------    ----------     ----------
    Total Expenses                       819,692       859,126        935,017
				      ----------    ----------     ----------

    Net Income (Loss)                    $31,089      $(31,564)      $(88,213)
					 =======      ========       ========

Net Income (Loss) Allocable to
General Partners                            $311         $(316)         $(882)
					   =====         =====          =====

Net Income (Loss) Allocable to Limited
Partners                                 $30,778      $(31,248)      $(87,331)
					 =======      ========       ========

Net Income (Loss) Per Partnership Unit
(Note 1)                                   $4.44        $(4.51)       $(12.60)
					   =====        ======        =======

Distributions to Limited Partners
Per Partnership Unit (Note 1)              $  -         $   -         $    -
					   =====        ======        =======










  The accompanying notes are an integral part of these financial statements.

			   SUPER 8 MOTELS II, LTD.
		     (A California Limited Partnership)
		       STATEMENTS OF PARTNERS' EQUITY

					      Years Ended September 30:
				      ---------------------------------------

					  1995          1994           1993
					  ----          ----           ----
General Partners:
  Balance, beginning of year          $   46,034    $   46,350     $   47,232
    Net income (loss)                        311          (316)          (882)
				      ----------    ----------     ----------
      Balance, End of Year                46,345        46,034         46,350
				      ----------    ----------     ----------

Limited Partners:
  Balance, beginning of year           1,011,518     1,042,766      1,130,097
    Net income (loss)                     30,778       (31,248)       (87,331)
				      ----------    ----------     ----------
      Balance, End of Year             1,042,296     1,011,518      1,042,766
				      ----------    ----------     ----------

      Total Partners' Equity          $1,088,641    $1,057,552     $1,089,116
				      ==========    ==========     ==========




























  The accompanying notes are an integral part of these financial statements.

			   SUPER 8 MOTELS II, LTD.
		     (A California Limited Partnership)
			  STATEMENTS OF CASH FLOWS

					      Years Ended September 30:
				      ---------------------------------------

					  1995          1994           1993
					  ----          ----           ----

Cash Flows From Operating Activities:
  Received from motel operations        $840,465      $817,779       $835,409
  Expended for motel operations and
    general and administrative expenses (704,198)     (768,739)      (812,352)
  Interest received                        8,172         6,125          5,927
  Interest paid                               -             -            (131)
				      ----------    ----------     ----------
    Net Cash Provided by
      Operating Activities               144,439        55,165         28,853
				      ----------    ----------     ----------

Cash Flows From Investing Activities:
  Purchases of property and equipment    (28,974)      (10,883)        (5,541)
				      ----------    ----------     ----------
    Net Cash Used by
      Investing Activities               (28,974)      (10,883)        (5,541)
				      ----------    ----------     ----------

Cash Flows From Financing Activities:
  Payments on capital lease obligations       -             -          (4,154)
				      ----------    ----------     ----------
    Net Cash Used by Financing
      Activities                              -             -          (4,154)
				      ----------    ----------     ----------
    Net Increase in Cash and
      Temporary Investments              115,465        44,282         19,158


Cash and Temporary Investments:
  Beginning of year                      338,374       294,092        274,934
				      ----------    ----------     ----------
    End of Year                         $453,839      $338,374       $294,092
				      ==========    ==========     ==========











  The accompanying notes are an integral part of these financial statements.

			   SUPER 8 MOTELS II, LTD.
		     (A California Limited Partnership)
		    STATEMENTS OF CASH FLOWS (Continued)

					      Years Ended September 30:
				      ---------------------------------------

					  1995          1994           1993
					  ----          ----           ----

Reconciliation of Net Income (Loss) to Net Cash
  Provided by Operating Activities:
   Net income (loss)                   $  31,089      $(31,564)      $(88,213)
				       ---------      --------       --------
   Adjustments to reconcile net income
    (loss) to net cash provided (used)
    by operating activities:
      Depreciation and amortization       97,047        96,852        100,045
      Increase in accounts receivable     (2,144)       (3,658)        (5,468)
      Increase in prepaid expenses        (1,276)       (1,727)           (46)
      Decrease in other assets                -             -           2,738
      Increase (decrease) in accounts
	payable and accrued liabilities   19,599        (4,831)        19,799

      Increase (decrease) in due to
	related parties                      124            93             (2)
				       ---------      --------       --------

	  Total Adjustments              113,350        86,729        117,066
				       ---------      --------       --------

	  Net Cash Provided by
	   Operating Activities:        $144,439      $ 55,165       $ 28,853
					========      ========       ========


















  The accompanying notes are an integral part of these financial statements.

			   SUPER 8 MOTELS II, LTD.
		     (A California Limited Partnership)
		       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE PARTNERSHIP

Super 8 Motels II, Ltd., is a limited partnership organized under California law on May 7, 1979, to acquire and operate motel properties in Santa Rosa and Ontario, California. The Santa Rosa Motel was opened in November, 1980, and the Ontario Motel was opened in May, 1981. The Ontario Motel property was sold in February, 1990. The Partnership grants credit to customers, substantially all of which are local businesses in Santa Rosa.

The net income or net loss of the Partnership is allocated 1% to the General Partners and 99% to the Limited Partners. Net income and distributions per partnership unit are based upon 7,000 units outstanding. All partnership units are owned by the Limited Partners.

The Partnership agreement requires that the Partnership maintain reserves for normal repairs, replacements, working capital and contingencies in an amount of at least 5% of adjusted capital contributions ($174,716 at September 30, 1995). As of September 30, 1995, the Partnership had a combined balance in cash and temporary investments of $453,839.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Items of Partnership income are passed through to the individual partners for income tax purposes, along with any income tax credits. Therefore, no federal or California income taxes are provided for in the financial statements of the Partnership. Since the Partnership has a fiscal year-end other than the majority of the partners, the Partnership is required annually to make a payment to the Internal Revenue Service based on the prior year's income.

Property and equipment are recorded at cost. Depreciation and amortization are computed using the following estimated useful lives and methods:

	   Description                Methods             Useful Lives
    ----------------------    ----------------------      ------------
    Capital improvements      200% declining balance       7-20 years
			       and straight-line

    Buildings                 150% declining balance      10-25 years
			       and straight-line

    Furniture and equipment   200% declining balance       5-7 years
			       and straight-line

Costs incurred in connection with maintenance and repair are charged to expense. Major renewals and betterments that materially prolong the life of assets are capitalized.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

			   SUPER 8 MOTELS II, LTD.
		     (A California Limited Partnership)
		  NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 - CASH AND TEMPORARY INVESTMENTS

Cash and temporary investments as of September 30, 1995 and 1994 consist of the following:
							1995           1994
							----           ----
    Cash in bank, non-interest bearing                $ 36,869      $  23,348
    Money market accounts                              316,970        215,026
    Certificates of deposit                            100,000        100,000
						      --------       --------
      Total Cash and Temporary Investments            $453,839       $338,374
						      ========       ========
Temporary investments are recorded at cost, which approximates market value. The Partnership considers temporary investments with original maturities of six months or less to be cash equivalents for purposes of the statement of cash flows.

NOTE 4 - RELATED PARTY TRANSACTIONS

Franchise Fees
Super 8 Motels, Inc., now a wholly-owned subsidiary of Hospitality Franchise Systems, Inc., is franchisor of all Super 8 Motels. The Partnership pays to the franchisor monthly fees equal to 4% of the gross room revenues of the motel and contributes an additional 1% of its gross room revenues to an advertising fund administered by the franchisor. In return the franchisor provides the right to use the name "Super 8," a national institutional advertising program, an advance room reservation system, and inspection services. These costs ($41,466 in 1995, $40,308, in 1994 and $41,370 in 1993)
are included in motel operations expense in the accompanying statements of
operations.   The Partnership operates its motel property as a franchisee of
Super 8 Motels, Inc. through a sub-franchise agreement with Brown & Grotewohl, a partnership of the Estate of Dennis A. Brown and Grotewohl Management Services, Inc., a general partner of Super 8 Motels II, Ltd. Under the sub-franchise agreement, Brown & Grotewohl earned 40% of the above franchise fees, which amounted to $16,587, $16,123 and $16,548 in 1995, 1994 and 1993,
respectively.

Property Management Fees
The General Partners or their affiliates handle the management of the motel property of the Partnership. The fee for this service is 5% of the gross revenues from Partnership operations, as defined in the Partnership agreement, not including income from the sale, exchange or refinancing of such properties. This fee is payable only out of the cash available for distribution of the Partnership, defined as the total cash receipts from Partnership operations during a given period of time less cash used during the same period to pay debt service, capital improvements and replacements, operating expenses and reserves. It is subordinated to prior receipt by the Limited Partners of a cumulative 10% per annum pre-tax return on their adjusted capital investments for each year of the Partnership's existence. At September 30, 1995 the Limited Partners had not received the 10% cumulative return, and accordingly, no property management fees are payable. Management does not anticipate payment of these fees in the immediate future; therefore, they are not reflected in these financial statements.

			   SUPER 8 MOTELS II, LTD.
		     (A California Limited Partnership)
		  NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

Subordinated Partnership Management Fees
During the Partnership's operational stage, the General Partners are to receive 9% of cash available for distribution for Partnership management services, along with an additional 1% of cash available for distribution on account of their interest in the income and losses, subordinated, however, to receipt by the Limited Partners of a cumulative 10% per annum pre-tax return on their adjusted capital investments and to payment of the property management fees referred to above. Since the Limited Partners had not received the 10% cumulative return and the property management fees had not been paid, no partnership management fees are presently payable and therefore are not reflected in these financial statements. Management expects their fees will never be paid. This fee is payable only from cash funds provided from operations of the Partnership, and may not be paid from the proceeds of sale or refinancing.

Subordinated Incentive Distributions
Under the terms of the Partnership agreement, the net proceeds of the sale of any of the Partnership's motel properties and of any financing or refinancing of any of the Partnership's motel properties, to the extent that such proceeds are not to be reinvested in the acquisition of additional properties, shall promptly be distributed to the General Partners and Limited Partners. Until the Limited Partners have received distributions from all sources equal to their capital contributions plus a cumulative 10% per annum pre-tax return on their adjusted capital contributions, all of such proceeds shall be distributed to the Limited Partners. Thereafter, 15% of the remainder of such proceeds shall be distributed to the General Partners as cash incentive distributions and the balance shall be distributed to the Limited Partners.

Administrative Expenses Shared by the Partnership and its Affiliates
There are certain administrative expenses allocated between the Partnership and affiliated Super 8 partnerships. These expenses, which are allocated based on usage, are telephone, data processing, rent of the administrative office, and administrative salaries. The administrative expenses allocated to the Partnership were approximately $110,000 in 1995, $107,000 in 1994 and $115,000 in 1993 and are included in motel operations expenses and general and administrative expenses in the accompanying statements of operations.
Included in administrative salaries are allocated amounts paid to three employees who are related to Philip B. Grotewohl, the sole shareholder of Grotewohl Management Services, Inc., a general partner of the Partnership.

NOTE 5 - LEASE COMMITMENT

The Partnership has a long-term operating lease commitment on approximately three acres of land in Santa Rosa, California, the site of the Santa Rosa motel. The term of the lease runs through August 31, 2015, with an option to extend the lease for three consecutive periods of five years each. The base monthly rent is subject to adjustment at three year intervals to reflect changes in the Consumer Price Index. The Partnership will pay all property taxes, assessments and utilities. Rent expenses for the fiscal years ending September 30, 1995, 1994 and 1993 were $101,679, $95,140, and $93,031, respectively.

			   SUPER 8 MOTELS II, LTD.
		     (A California Limited Partnership)
		  NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 5 - LEASE COMMITMENT (Continued)

The future lease commitment at September 30, 1995, using the minimum monthly amounts, is as follows:

		     Years Ending
		     September 30:                     Amount
		     -------------                   ----------

			1996                         $   93,395
			1997                             93,395
			1998                             93,395
			1999                             93,395
			2000                             93,395
		     2001-2005                          466,973
		     2006-2010                          466,973
		     2011-2015                          459,191
						     ----------
						     $1,860,112
						     ==========

NOTE 6 - MOTEL OPERATING EXPENSES

The following table summarizes the major components of motel operating expenses for the years ended September 30, 1995, 1994 and 1993.

					  1995          1994           1993
					  ----          ----           ----
   Salaries and related costs           $191,794      $223,905       $281,667
   Rent                                   94,016        86,968         86,968
   Utilities                              73,824        83,034         74,004
   Allocated costs, mainly indirect
     salaries                             89,327        85,609         93,675
   Other operating expenses              239,106       245,236        261,454
					--------      --------       --------
   Total Motel Operating Expenses       $688,067      $724,752       $797,768
					========      ========       ========

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	 ACCOUNTING AND FINANCIAL DISCLOSURE

		Inapplicable.

				PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The original general partners of the Partnership were Dennis A. Brown, Philip B. Grotewohl and Robert J. Dana.

     Upon Mr. Brown's death on February 25, 1988, Mr. Grotewohl and Mr. Dana elected to continue the Partnership. During March 1988, Mr. Grotewohl appointed Grotewohl Management Services, Inc., a California corporation wholly-owned by Mr. Grotewohl, his successor as Managing General Partner of the Partnership.

Item 11. EXECUTIVE COMPENSATION

     The following discussion contains certain information regarding aggregate direct or indirect compensation paid by the Partnership during the fiscal year ended September 30, 1995 or payable to the General Partners and the Estate of Dennis A Brown as a group. Although Mr. Brown ceased to be a general partner of the Partnership upon his death, his estate shares in certain compensation otherwise payable to the General Partners and their affiliates.

Property Management Fees
------------------------

     The Manager is managing and will manage the Partnership's motel pursuant to an agreement between the Partnership and Super 8 Management Corporation, a corporation which was wholly-owned by Dennis A. Brown and Philip B. Grotewohl. In March 1988 the management contract between the Partnership and Super 8 Management Corporation was assigned to the Manager, which is a California general partnership between the Estate of Dennis A Brown and the Managing General Partner. The fee for this service is 5% of the gross proceeds from the operations of the motel. This fee is payable only out of the operational cash flow of the Partnership, and is subordinated to the prior receipt by the Limited Partners of a cumulative 10% per annum return on their Adjusted Capital Contributions. This compensation is in addition to the cost of goods and services acquired for the Partnership from independent contractors.

	As a result of the sale of the Ontario motel in February 1990, the General Partners waived their claim to accrued management fees as the receipt thereof became extremely remote. No property management fees have been accrued since the Ontario motel sale due to the unlikelihood that they would ever be paid to the General Partners. Before the General Partners can receive any property management fees, the Limited Partners must receive preferential distributions of $2,976,061 to meet the subordination requirement calculated through September 30,1995, plus $349,432 per each year thereafter.

Franchise Fees and Advertising Fees
-----------------------------------

     Super 8 Motels, Inc. is the franchisor of all Super 8 Motels. The Partnership operates its motel as a franchisee of Super 8 Motels, Inc., through sub-franchises obtained from Super 8 Management Corporation. The original sub-franchise agreement between Super 8 Motels, Inc. and Super 8 Management Corporation was transferred to the Manager in March 1988. The Partnership, as franchisee, pays to the franchisor monthly franchise fees equal to 4% of its gross room revenue and contributes 1% of its gross room revenue to an advertising fund administered by the franchisor to finance institutional advertising. The Manager is entitled to one-half of the franchise fees.



    The total of franchise fees accrued during the fiscal year covered by this report was $33,174 (of which $16,587 accrued to
the Manager).   All of the above sums have been paid.

General Partners' Interest in Cash Available for Distribution
-------------------------------------------------------------

	At quarterly intervals, the total amount of the Partnership's Cash Available for Distribution is determined at the discretion of the General Partners. (See Item 5
above.)  Distributions therefrom are made as follows:   (1)  90%
of such distributions is paid to the Limited Partners; (2) 9% thereof is paid to the General Partners as Partnership management fees; and (3) 1% thereof is paid to the General Partners in accordance with their interest in the income and losses of the Partnership.

     Notwithstanding the foregoing, however, distributions of Cash Available for Distribution to the General Partners are deferred and paid only after payment to the Limited Partners of distributions of Cash Available for Distribution in an amount equal to 10% per annum cumulative on their Adjusted Capital Contributions. During the fiscal year covered by this report, no amounts were deferred for the General Partners' share of distributions of Cash Available for Distribution. A total of $669,814 has been deferred since commencement of the Partnership. As discussed in the section captioned "Property Management Fees" above, the payment of these fees is unlikely due to the large preferential distribution unpaid to the Limited Partners.

General Partners' Interest in Net Proceeds of Sales and
Financing of Partnership Properties
--------------------------------------------------------

     Net proceeds of the sale of the Partnership's motel property and of any financing or refinancing thereof (to the extent that the proceeds of any such financing or refinancing are not to be reinvested in the acquisition of additional properties) will be promptly distributed. Such distributions will be paid as follows: (1) until the Limited Partners have received distributions from all sources equal to 100% of their capital contributions plus 10% per annum cumulative on their Adjusted Capital Contributions, all of such proceeds will be distributed to the Limited Partners; (2) thereafter, 15% of the balance of such proceeds will be distributed to the General Partners as cash incentive distributions and the remaining 85% thereof will be distributed to the Limited Partners. No distributions have been paid to or accrued for the benefit of the General Partners.

Allocation of Compensation
--------------------------

	Compensation to the General Partners and their affiliates is allocated as follows:

     (1) Mr. Dana receives annual amounts from the General Partners' compensation from the Partnership so that his cumulative additional compensation from year to year is equal to
the  greater  of  25%  of  the   General   Partners'
cumulative share of Cash Available for Distribution and sale or refinancing proceeds or 25% of the cumulative property management fees received by the General Partners (reduced by all Partnership-related business expenses of the General Partners).

     (2) All compensation to the General Partners which is not allocated to Mr. Dana is divided equally between Mr. Grotewohl and the Estate of Dennis A. Brown.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
	No person is known by the Partnership to be the beneficial owner of more than 5% of the Units.

Security Ownership of Management
--------------------------------

	The General Partners do not beneficially own any Units.

Changes in Control
------------------

	With the consent of all other General Partners and Limited Partners holding more than 50% of the Units, a General Partner may designate a successor or additional general partner, in each case with such participation in such General Partner's interest as such General Partner and successor or additional general partner may agree upon, provided that the interests of the Limited Partners are not affected thereby.

	A General Partner may withdraw from the Partnership at any time upon 60 days' prior written notice to the Limited Partners and any other General Partners, or may transfer his interest to an entity controlled by him; provided, however, that in either such event, if it is determined that the Partnership business is to be continued rather than dissolved and liquidated upon the happening thereof, the withdrawal or transfer will be effective only after receipt by the Partnership of an opinion of counsel to the effect that such withdrawal or transfer will not cause the Partnership to be classified as an association taxable as a corporation rather than as a partnership for federal income tax purposes.

	The Limited Partners shall take no part in the management of the Partnership's business; however, a majority in interest of the Limited Partners, without the concurrence of the General Partners, shall have the right to amend the Partnership
Agreement, dissolve the Partnership, remove a General Partner or any successor general partner, elect a new general partner or general partners upon the removal, retirement, death, insanity, insolvency or bankruptcy of a General Partner, and approve or disapprove the sale, exchange or pledge in a single transaction of all or substantially all of the properties acquired by the Partnership.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Administrative Expenses Shared by the Partnership and its Affiliates
---------------------------------------------------------------------

	There are certain administrative expenses allocated between the Partnership and affiliated Super 8 partnerships. These expenses, which are allocated based on usage, are telephone, data processing, rent of administrative offices and administrative salaries. The administrative expenses allocated to the Partnership were approximately $110,000 in fiscal year ended September 30, 1995 and are included in general and administrative expenses and motel and restaurant operations expenses in the Partnership's financial statements. Included in administrative salaries are allocated amounts paid to three employee who are related to Philip B Grotewohl, the sole shareholder of a General Partner.

				   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report

1. Financial Statements Included in Part II of this Report
   Report of Independent Certified Public Accountants
   Balance Sheets, September 30, 1995 and 1994
   Statements of Operations for the Years Ended September 30,
	  1995, 1994 and 1993
   Statements of Partners' Equity for the Years Ended September 30,
	  1995, 1994  and 1993
   Statements of Cash Flows for the Years Ended September 30,
	  1995, 1994 and 1993
   Notes to Financial Statements

2. Financial Statement Schedules Included in Part IV of the Report
   None

3. Exhibits
   3. and 4.  The Partnership Agreement is incorporated herein
	      as an exhibit from the annual report on Form 10-K for the fiscal year ended September 30, 1984 (File No. 0-9218).
   10.1 Ground lease pertaining to the Partnership's Santa Rosa, California property filed as Exhibit 10.1 to the annual report on Form 10-K for the fiscal year ended September 30, 1982 (File No. 0-9218) is hereby incorporated herein as an exhibit.

(b)   Reports on Form 8-K

      Inapplicable

				SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



(Registrant)                 SUPER 8 MOTELS II, LTD.
			     -----------------------
(Signature and Title)        /s/     Philip B. Grotewohl
			    ----------------------------
			    Philip B. Grotewohl, President of Grotewohl
			    Management Services, Inc. Managing General Partner





Date  December 28, 1995







     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By (Signature and Title)        /s/     Philip B. Grotewohl
				---------------------------
			       Philip B. Grotewohl, Chief executive officer, chief financial officer, chief accounting officer and sole director of Grotewohl Management Services, Inc., Managing General Partner


Date December 28, 1995