Form 10-Q
period 1996-03-31
SUPER 8 MOTELS II LTD
filed 1996-05-03
CIK 316554

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                      For the Period ended March 31, 1996

                            Commission File 0-9218

                            SUPER 8 MOTELS II, LTD
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


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


Yes XX   No
    ----   ----

                           SUPER 8 MOTELS II, LTD.

                      (A California Limited Partnership)

                             FINANCIAL STATEMENTS

                            MARCH 31, 1996 AND 1995

                             SUPER 8 MOTELS II, LTD.
                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                           PAGE

   Balance Sheet - March 31, 1996 and September 30, 1995          2

   Statement of Operations - Six Months Ended
   March 31, 1996 and 1995                                        3

   Statement of Changes in Partners' Equity -
   Six Months Ended March 31, 1996 and 1995                       4

   Statement of Cash Flows - Six Months Ended
   March 31, 1996 and 1995                                        5

   Notes to Financial Statements                                  6

   Management Discussion and Analysis                           7 - 8

   Other Information and Signatures                             9 - 10

                            SUPER 8 MOTELS II, LTD.
                      (A California Limited Partnership)
                                BALANCE SHEET
                    MARCH 31, 1996 AND SEPTEMBER 30, 1995

                                                         3/31/96       9/30/95
                                                         -------       -------
                                     ASSETS
Current Assets:
  Cash and temporary investments                      $   410,870   $   453,839
  Accounts receivable                                       8,510        17,785
  Prepaid expenses                                          6,993        27,303
                                                       ----------    ----------
   Total Current Assets                                   426,373       498,927

Property and Equipment:
  Capital Improvements                                     34,947        34,947
  Buildings                                             1,845,878     1,845,878
  Furniture and equipment                                 482,243       466,449
                                                       ----------    ----------
                                                        2,363,068     2,347,274
  Accumulated depreciation and amortization            (1,713,660)   (1,673,284)
                                                       ----------    ----------
   Property and Equipment, Net                            649,408       673,990
                                                       ----------    ----------
Total Assets                                          $ 1,075,781   $ 1,172,917
                                                       ==========    ==========

                  LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities            $    62,575   $    84,276
                                                       ----------    ----------
   Total Liabilities                                       62,575        84,276

Partners' Equity:
  General Partners                                         45,591        46,345
  Limited Partners                                        967,615     1,042,296
                                                       ----------    ----------
   Total Partners' Equity                               1,013,206     1,088,641
                                                       ----------    ----------

   Total Liabilities and Partners' Equity             $ 1,075,781   $ 1,172,917
                                                       ==========    ==========












The accompanying notes are an integral part of the financial statements.

                             SUPER 8 MOTELS II, LTD.
                        (A California Limited Partnership)
                             STATEMENT OF OPERATIONS
                     SIX MONTHS ENDED MARCH 31, 1996 AND 1995

                                        Three       Six       Three       Six
                                        Months     Months     Months     Month
                                        Ended      Ended      Ended      Ended
                                       3/31/96    3/31/96    3/31/95    3/31/95
Income:                               --------    -------    -------    -------

  Guest room                         $ 129,724  $ 321,187  $ 144,135  $ 321,324
  Telephone and vending                  2,431      5,515      1,631      4,102
  Interest                               3,901      8,020      1,980      4,100
  Other                                    128        321        286        573
                                      --------   --------   --------   --------
     Total Income                      136,184    335,043    148,032    330,099
                                      --------   --------   --------   --------
Expenses:
  Motel operating expenses (Note 2)    156,768    342,347    152,608    327,706
  General and administrative expense     5,587     21,983      6,502     23,366
  Depreciation and amortization         23,185     46,148     24,694     48,895
                                      --------   --------   --------   --------
     Total Expenses                    185,540    410,478    183,804    399,967
                                      --------   --------   --------   --------

  Net Income (Loss)                  $ (49,356) $ (75,435) $ (35,772) $ (69,868)
                                      ========   ========   ========   ========
Net Income (Loss) Allocable to
  General Partners                      $(494)     $(754)     $(358)     $(699)
                                       =======    =======    =======    =======

Net Income (Loss) Allocable to
  Limited Partners                   $(48,862)  $(74,681)  $(35,414)  $(69,169)
                                     =========  =========  =========  =========

Net Income (Loss) per Partnership
  Unit                                 $(6.98)   $(10.67)    $(5.06)    $(9.88)
                                      ========  =========   ========   ========

Distribution to Limited Partners per
  Partnership Unit                      $0.00      $0.00      $0.00      $0.00
                                       =======    =======    =======    =======








The accompanying notes are an integral part of the financial statements.

                             SUPER 8 MOTELS II, LTD.
                        (A California Limited Partnership)
                     STATEMENT OF CHANGES IN PARTNERS' EQUITY
                     SIX MONTHS ENDED MARCH 31, 1996 AND 1995




                                                          1996           1995
                                                         ------         ------
General Partners:
  Balance at beginning of year                        $    46,345   $    46,034
    Net income (loss)                                       (754)          (699)
                                                       ----------    ----------
      Balance at End of Period                             45,591        45,335
                                                       ----------    ----------

Limited Partners:
  Balance at beginning of year                          1,042,296     1,011,518
    Net income (loss)                                     (74,681)      (69,169)
                                                       ----------    ----------
      Balance at End of Period                            967,615       942,349
                                                       ----------    ----------
      Total Partners' Equity                          $ 1,013,206   $   987,684
                                                       ==========    ==========































The accompanying notes are an integral part of the financial statements.

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                             STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED MARCH 31, 1996 AND 1995


                                                           1996          1995
                                                          ------        ------
Cash flows from operating activities:
   Received from motel revenues                       $   336,322   $   333,421
   Expended for motel operations and
    general and administrative expenses                  (365,741)     (347,525)
   Interest received                                        7,996         4,162
                                                       ----------    ----------
     Net Cash Provided (Used) by Operating Activities     (21,423)       (9,942)
                                                       ----------    ----------
Cash flows from investing activities:
   Purchases of property and equipment                    (21,566)      (13,924)
   Proceeds from sale of property and equipment                20           -
                                                       ----------    ----------
     Net Cash Provided (Used) by Investing Activities     (21,546)      (13,924)
                                                       ----------    ----------
Cash flows from financing activities:
   Payments on capital lease obligations                      -             -
                                                       ----------    ----------
     Net Cash Provided (Used) by Financing Activities         -             -
                                                       ----------    ----------
     Net Increase (Decrease) in Cash and
        Temporary Investments                             (42,969)      (23,866)

Cash and Temporary Investments:
     Beginning of Period                                  453,839       338,374
                                                       ----------    ----------
        End of Period                                 $   410,870   $   314,508
                                                       ==========    ==========

Reconciliation of Net Income (Loss) to Net Cash Provided (Used) by
 Operating Activities:

  Net Income (Loss)                                   $   (75,435)  $   (69,868)
                                                       ----------    ----------
  Adjustments to reconcile net income to
   net cash used by operating activities:
    Depreciation and amortization                          46,148        48,895
    Loss (gain) on disposition of property and equipment      (20)          -
     Increase) decrease in accounts receivable              9,275         7,484
    (Increase) decrease in prepaid expense                 20,310        19,408
     Increase (decrease) in accounts payable
      and accrued liabilities                             (21,701)      (15,861)
                                                       ----------    ----------
        Total Adjustments                                  54,012        59,926
                                                       ----------    ----------
        Net Cash Provided (Used) by
          Operating Activities                        $   (21,423) $    (9,942)
                                                       ==========    ==========

The accompanying notes are an integral part of the financial statements.

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                  MARCH 31, 1996


Note 1:

        The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

        Users of these interim financial statements should refer to the audited financial statements for the year ended September 30, 1995 for a complete disclosure of significant accounting policies and practices and other detail necessary for a fair presentation of the financial statements.

        In accordance with the partnership agreement, the following information is presented related to fee paid to the General Partners or affiliates for the period.

          Franchise Fees              $ 6,426

        Upon the sale of the Ontario Motel property in February, 1990, management felt that the payment of the property management fees and partnership management fees became remote. Therefore, no property management fees or partnership management fees have been accrued.


Note 2:

        The following table summarizes the major components of motel operating expenses for the periods reported:

                                     Three        Six        Three        Six
                                     Months      Months      Months      Month
                                     Ended       Ended       Ended       Ended
                                    3/31/96     3/31/96     3/31/95     3/31/95
                                  ---------   ---------   ---------   ---------
Salaries and related costs        $  40,295   $  89,803   $  45,406   $  98,516
Rent                                 23,349      46,697      23,349      47,319
Utilities                            12,022      27,586      16,252      30,932
Allocated costs, mainly
 indirect salaries                   22,909      47,780      21,131      44,525
Replacements and renovations          5,518      25,381       1,993      14,981
Other operating expenses             52,675     105,100      44,477      91,433
                                  ---------   ---------   ---------   ---------
     Total motel operating        $ 156,768   $ 342,347   $ 152,608   $ 327,706
                                  =========   =========   =========   =========

        The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                 MARCH 31, 1996

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 1996, the Partnership's current assets of $426,373 exceeded its current liabilities of $62,575 thereby providing an operating reserve of $363,798. The Partnership experienced a negative cash flow of $42,969 for the six month period ended March 31, 1996, which is a reduction when compared to negative cash flow of $23,866 experienced during the corresponding period of the previous fiscal year. While the Partnership's operating reserve is $189,082 in excess of the General Partners' reserve target of $174,716, the General Partners believe that prudence requires that quarterly distributions remain suspended.

        The Partnership has equity in its Santa Rosa motel that could provide security for a loan against the property. The total annual cash flow for the Santa Rosa property has been positive in recent years. This positive cash flow would support a modest loan.

        The Partnership has no material commitments for capital expenditures. Expenditures for replacements and renovations during the first six months of the fiscal year which will end on September 30, 1996 were $46,947 or 14.6% of room revenues. Operational considerations have accelerated the timing of these expenditures. Capitalized expenditures totaling $21,566 included $6,088 for guest room carpet, $8,149 for a new washing machine and $2,204 for eight televisions. Included in the $25,381 of uncapitalized expenditures is $6,817 for new backflow devices required by the city, $2,789 for bed sets, $2,730 for portico repairs, $2,164 for guest room chairs and $2,214 for replacement drapes.


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


RESULTS OF OPERATIONS

        The following is a comparison of operating results for the six month periods ended March 31, 1996 and March 31, 1995.

        Total revenues increased $4,944 during the first six months of fiscal year ending September 30, 1996 as compared to the corresponding period of the previous fiscal year. Comparative room revenue was essentially unchanged as the decrease in the occupancy rate from 45.2% in 1995 to 40.9% in 1996 was offset by an increase in the average room rate from $39.07 in 1995 to $42.86 in 1996.

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                           MARCH 31, 1996 (Continued)


        Total expenses for the six month period ended March 31, 1996 decreased $10,511 (or 2.6%) from those incurred in the corresponding period of the previous fiscal year. The increase is associated with the replacement and renovation expenditures discussed above and due to cost inflation in some categories.


FUTURE TRENDS

        Commercial travel in the Santa Rosa lodging market continues its lackluster performance. The General Partners do not anticipate substantial improvement in the property's fiscal performance until the commercial travel segment rebounds. The continued intense competitive conditions in the Santa Rosa market will continue to place adverse pressure on the average room rates.

        In the opinion of management, these financial statements reflect all adjustments which were necessary to a fair statement of results for the interim periods presented. All adjustments are of a normal recurring nature.

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









                              SUPER 8 MOTELS II, LTD


               5-2-96         By /S/ David P. Grotewohl
               ------         -------------------------
                Date          David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







               5-2-96         By /S/ David P. Grotewohl
               ------         -------------------------
                Date          David P. Grotewohl,
                              Chief Financial Officer