Form 10-Q
period 1996-06-30
SUPER 8 MOTELS II LTD
filed 1996-08-09
CIK 316554

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                      For the Period ended June 30, 1996

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

                           SUPER 8 MOTELS II, LTD.

                      (A California Limited Partnership)

                             FINANCIAL STATEMENTS

                            JUNE 30, 1996 AND 1995

                             SUPER 8 MOTELS II, LTD.
                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                           PAGE

   Balance Sheet - June 30, 1996 and September 30, 1995          2

   Statement of Operations - Nine Months Ended
   June 30, 1996 and 1995                                        3

   Statement of Changes in Partners' Equity -
   Nine Months Ended June 30, 1996 and 1995                      4

   Statement of Cash Flows - Nine Months Ended
   June 30, 1996 and 1995                                        5

   Notes to Financial Statements                                 6

   Management Discussion and Analysis                          7 - 8

   Other Information and Signatures                            9 - 10

                           SUPER 8 MOTELS II, LTD.
                     (A California Limited Partnership)
                                BALANCE SHEET
                    JUNE 30, 1996 AND SEPTEMBER 30, 1995


                                                           6/30/96     9/30/95
                                                         ----------  ----------
                                 ASSETS
Current Assets:
  Cash and temporary investments                         $  489,947  $  453,839
  Accounts receivable                                         5,674      17,785
  Prepaid expenses                                           11,087      27,303
                                                          ---------   ---------
   Total Current Assets                                     506,708     498,927
                                                          ---------   ---------
Property and Equipment:
  Capital Improvements                                       34,947      34,947
  Buildings                                               1,845,878   1,845,878
  Furniture and equipment                                   487,886     466,449
                                                          ---------   ---------
                                                          2,368,711   2,347,274
  Accumulated depreciation and amortization              (1,735,022) (1,673,284)
                                                          ---------   ---------
   Property and Equipment, Net                              633,689     673,990
                                                          ---------   ---------

   Total Assets                                          $1,140,397  $1,172,917
                                                          =========   =========

                       LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities               $   80,296  $   84,276
                                                          ---------   ---------
   Total Liabilities                                         80,296      84,276
                                                          ---------   ---------
Partners' Equity:
  General Partners                                           46,060      46,345
  Limited Partners                                        1,014,041   1,042,296
                                                          ---------   ---------
   Total Partners' Equity                                 1,060,101   1,088,641
                                                          ---------   ---------

   Total Liabilities and Partners' Equity                $1,140,397  $1,172,917
                                                          =========   =========










 The accompanying notes are an integral part of the financial statements.

                           SUPER 8 MOTELS II, LTD.
                     (A California Limited Partnership)
                           STATEMENT OF OPERATIONS
                  NINE MONTHS ENDED JUNE 30, 1996 AND 1995

                                   Three         Nine       Three        Nine
                                   Months       Months      Months      Months
                                   Ended        Ended       Ended       Ended
                                   6/30/96     6/30/96     6/30/95     6/30/95
Income:                           ---------   ---------   ---------   ---------
  Guest room                     $  223,383  $  544,570  $  213,769  $  535,093
  Telephone and vending               3,775       9,290       2,175       6,277
  Interest                            3,707      11,726       2,515       6,615
  Other                                 881       1,203         225         798
                                  ---------   ---------   ---------   ---------
     Total Income                   231,746     566,789     218,684     548,783
                                  ---------   ---------   ---------   ---------
Expenses:
  Motel operating expenses
   (Note 2)                         158,199     500,546     177,299     505,006
  General and administrative expense  5,290      27,273       5,325      28,690
  Depreciation and amortization      21,362      67,510      23,323      72,218
                                  ---------  ----------   ---------   ---------
     Total Expenses                 184,851     595,329     205,947     605,914
                                  ---------  ----------   ---------   ---------

  Net Income (Loss)              $   46,895  $  (28,540) $   12,737  $  (57,131)
                                  =========   =========   =========   =========
Net Income (Loss) Allocable to
  General Partners                     $469       ($285)       $127       ($571)
                                    =======     =======     =======     =======
Net Income (Loss) Allocable to
  Limited Partners                  $46,426     (28,255)    $12,610    ($56,560)
                                    =======     =======     =======     =======

Net Income (Loss) per Partnership     $6.63      ($4.04)      $1.80      ($8.08)
                                    =======     =======     =======     =======

Distribution to Limited Partners per
  Partnership Unit                    $0.00       $0.00       $0.00       $0.00
                                    =======     =======     =======     =======















 The accompanying notes are an integral part of the financial statements.

                           SUPER 8 MOTELS II, LTD.
                     (A California Limited Partnership)
                  STATEMENT OF CHANGES IN PARTNERS' EQUITY
                  NINE MONTHS ENDED JUNE 30, 1996 AND 1995


                                                               1996        1995
                                                          ---------   ---------
General Partners:
  Balance at beginning of year                           $   46,345 $    46,034
    Net income (loss)                                          (285)       (571)
                                                          ---------   ---------
      Balance at End of Period                               46,060      45,463
                                                          ---------   ---------

Limited Partners:
  Balance at beginning of year                            1,042,296   1,011,518
    Net income (loss)                                       (28,255)    (56,560)
                                                          ---------   ---------
      Balance at End of Period                            1,014,041     954,958
                                                          ---------   ---------

      Total Partners' Equity                             $1,060,101  $1,000,421
                                                          =========   =========
































 The accompanying notes are an integral part of the financial statements.

                           SUPER 8 MOTELS II, LTD.
                     (A California Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED JUNE 30, 1996 AND 1995


                                                            1996        1995
Cash flows from operating activities:                     ---------   ---------
   Received from motel revenues                          $  565,820  $  547,612
   Expended for motel operations and
    general and administrative expenses                    (515,603)   (520,897)
   Interest received                                         13,080       6,087
                                                          ---------   ---------
    Net Cash Provided (Used) by Operating Activities      63,297      32,802
                                                          ---------   ---------
Cash flows from investing activities:
   Purchases of property and equipment                      (27,209)    (13,924)
   Proceeds from sale of property and equipment                  20        -
                                                          ---------   ---------
    Net Cash Provided (Used) by Investing Activities     (27,189)    (13,924)
                                                          ---------   ---------
Cash flows from financing activities:
   Payments on capital lease obligations                       -           -
                                                          ---------   ---------
    Net Cash Provided (Used) by Financing Activities           -           -
                                                          ---------   ---------

    Net Increase (Decrease) in Cash and
     Temporary Investments                                   36,108      18,878

Cash and Temporary Investments:
    Beginning of Period                                     453,839     338,374
                                                          ---------   ---------
      End of Period                                      $  489,947  $  357,252
                                                          =========   =========

Reconciliation of Net Income (Loss) to Net Cash Provided (Used) by
 Operating Activities:

  Net Income (Loss)                                      $  (28,540) $  (57,131)
                                                          ---------   ---------
  Adjustments to reconcile net income to
   net cash used by operating activities:
     Depreciation and amortization                           67,510      72,218
    Loss (gain) on disposition of property and equipment        (20)
     (Increase) decrease in accounts receivable              12,111       4,917
     (Increase) decrease in prepaid expense                  16,216      17,160
     Increase (decrease) in accounts payable
       and accrued liabilities                               (3,980)     (4,362)
                                                          ---------   ---------
         Total Adjustments                                   91,837      89,933
                                                          ---------   ---------

         Net Cash Provided (Used) by Operating Activies  $   63,297  $   32,802
                                                          =========   =========

 The accompanying notes are an integral part of the financial statements.

                           SUPER 8 MOTELS II, LTD.
                      (A California Limited Partnership)
                        NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1996

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

In accordance with the partnership agreement, the following information is presented related to fees paid to the General Partners or affiliates for the period.

          Franchise Fees        $   10,894

Upon the sale of the Ontario Motel property in February, 1990, management felt that the payment of the property management fees and partnership management fees became remote. Therefore, no property management fees or partnership management fees have been accrued.


Note 2:

The following table summarizes the major components of motel operating expenses for the periods reported:
                                    Three       Nine       Three        Nine
                                    Months     Months      Months      Months
                                    Ended      Ended       Ended       Ended
                                   6/30/96    6/30/96     6/30/95     6/30/95
                                  ---------   ---------   ---------   ---------
Salaries and related costs       $   44,783  $  134,586  $   46,682  $  145,198
Rent                                 23,349      70,046      23,349      70,668
Utilities                            16,104      43,690      19,451      50,383
Allocated costs, mainly
 indirect salaries                   23,816      71,595      22,276      66,800
Replacements and renovations          1,110      26,491      12,205      27,186
Other operating expenses             49,037     154,138      53,336     144,771
                                  ---------   ---------   ---------   ---------
 Total motel operating expenses  $  158,199  $  500,546  $  177,299  $  505,006
                                  =========   =========   =========   =========








The following additional material required to be restated in interim reports under federal securities law: None.

                           SUPER 8 MOTELS II, LTD.
                     (A California Limited Partnership)
                     MANAGEMENT DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                               JUNE 30, 1996

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 1996, the Partnership's current assets of $506,708 exceeded its current liabilities of $80,296 thereby providing an operating reserve of $426,412. The Partnership experienced a positive cash flow of $36,108 for the nine month period ended June 30, 1996, which is an improvement in the $18,878 increase in cash flow during the corresponding period of the previous fiscal year.

        The Partnership's operating reserve of $426,412 exceeds the General Partners' reserve target of $174,716, by $251,696. The General Partners anticipate the resumption of modest distributions on or about August 15, 1996, the next regular distribution date. The distribution planned will be about $3.00 per unit per calendar quarter.

        The Partnership has equity in its Santa Rosa motel that could provide security for a loan against the property. The total annual cash flow for the Santa Rosa property has been positive in recent years. This positive cash flow would support a modest loan.

        The Partnership has no material commitments for capital expenditures. Expenditures for replacements and renovations during the first nine months of the fiscal year which will end on September 30, 1996 were $53,698 or 7.9% of room revenues. Capitalized expenditures totaled $27,207 consisted of $10,766 for computer systems, of $6,088 for guest room carpet, of $8,149 for a new washing machine and of $2,204 for eight televisions. Included in the $26,491 of uncapitalized expenditures is $6,817 for new backflow devices required by the city, $2,969 for bed sets, $2,730 for portico repairs, $3,050 for guest room chairs and $2,531 for replacement drapes.

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

RESULTS OF OPERATIONS

        The following is a comparison of operating results for the nine month periods ended June 30, 1996 and June 30, 1995.

        Total revenues increased $18,006 or 3.3%. Guest room revenue increased $9,477 or 1.8% due to an increase in the average room rate from $40.30 to $43.20 while the occupancy rate dropped from 48.6% to 46%.

                           SUPER 8 MOTELS II, LTD.
                     (A California Limited Partnership)
                     MANAGEMENT DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                          JUNE 30, 1996 (Continued)

        Total expenses for the nine month period ended June 30, 1996 decreased $10,585 (or 1.7%) from those incurred in the corresponding period of the
previous fiscal year.   The decrease in expenditures is associated with the
decrease in room occupancy.

FUTURE TRENDS

        Commercial travel in the Santa Rosa lodging market continues its lackluster performance. The General Partners do not anticipate substantial improvement in the property's fiscal performance until the commercial travel segment rebounds. The continued intense competitive conditions in the Santa Rosa market will continue to place adverse pressure on guest room occupancies.

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


               8-2-96         By /S/ David P. Grotewohl
               ------         -------------------------
                Date          David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







               8-2-96         By /S/ David P. Grotewohl
               ------         -------------------------
                Date          David P. Grotewohl,
                              Chief Financial Officer