Form 10-K
period 1996-09-30
SUPER 8 MOTELS II LTD
filed 1996-12-23
CIK 316554

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    FORM 10-K

                                   (Mark One)
          ( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the Fiscal Year Ended September 30, 1996
                                      OR
        (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             For the transition period from ______________to ___________

                           Commission file number 0-9218

                               SUPER 8 MOTELS II, LTD.
               (Exact name of registrant as specified in its charter)

             California                          94-2574309
  -------------------------------           ----------------------
  (State or other jurisdiction of           (I.R.S. Employer iden-
  incorporation or organization)               tification No.)

      2030 J Street, Sacramento, California                     95814
    ---------------------------------------                   ----------
    (Address of principal executive offices)                  (Zip Code)
    Registrant's telephone number, including area code:   (916) 442-9183

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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

    State the aggregate market value of the voting stock held by non-affiliates of the registrant.
                               Inapplicable.

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

    There is hereby incorporated by reference herein the information regarding the Partnership's Santa Rosa property contained in Part I, Item 2 of this report under the caption "Properties."

Narrative Description of Business
---------------------------------
    The Partnership's business is to operate its motel property and to engage in any and all general business activities related or incidental thereto. The Partnership's motel is operated pursuant to a franchise originally acquired from Super 8 Motels, Inc. through Super 8 Management Corporation as a subfranchisor, under the name "Super 8 Motel." The current subfranchisor is Brown & Grotewohl.

    Super 8 Motels, Inc. is a South Dakota corporation which was organized in 1972. Its first franchised motel commenced operation in 1974 and, as of October 31, 1996, a total of 1,464 franchised motels having an aggregate of 88,965 guest rooms were in operation. On April 30, 1993, Super 8 Motels, Inc. became a wholly-owned subsidiary of Hospitality Franchise Systems, Inc. ("HFS"). In addition to Super 8 Motels, HFS is also the franchisor of hospitality properties under the Howard Johnson, Ramada and Days Inn tradenames.

    Motels franchised by Super 8 Motels, Inc. are budget motels in that they offer room rates near the lower end of the room rate scale in each area in which they are located. Such lower rates are made possible by the elimination of certain features present in many higher-priced facilities, such as meeting rooms and large lobbies; by not operating restaurants or cocktail lounges in connection with the motels; and by utilizing uniform construction methods (adapted only slightly to fit specific locales) which have been developed by Super 8 Motels, Inc., and a standardized design which facilitates maintenance and minimizes overhead expense.

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

    The Partnership employs (on a part-time basis) one secretarial employee, four Partnership and motel administrative employees, one marketing employee, and five accounting employees at its Sacramento, California office. Included in the above list is David P. Grotewohl, son of Philip Grotewohl, whom the Partnership employs as Director of Operations and as an attorney. Mark Grotewohl, son of Philip Grotewohl, is employed as Director of Marketing. Julie Grotewohl, daughter of Philip Grotewohl, was employed as the Regional Director of Sales through August.

Santa Rosa, California
----------------------
    The motel located in Santa Rosa, California, which consists of 100 guest rooms, commenced operations on November 12, 1980. The average monthly occupancy rates and average monthly room rates for the period from October 1, 1993 to September 30, 1996, are as follows:

                              AVERAGE OCCUPANCY RATE
                   1995 - 1996     1994 - 1995     1993 - 1994
                   -----------     -----------     -----------
October                59%             57%             57%
November               47%             47%             56%
December               38%             41%             42%
January                31%             44%             37%
February               32%             36%             42%
March                  38%             45%             41%
April                  45%             49%             53%
May                    58%             56%             57%
June                   65%             62%             61%
July                   77%             72%             79%
August                 76%             68%             72%
September              63%             66%             65%
                   -----------     -----------     -----------
Average                53%             54%             55%

                             AVERAGE ROOM RATE
                  1995 - 1996     1994 - 1995     1993 - 1994
                  -----------     -----------     -----------
October             $43.55          $41.81          $37.63
November            $43.21          $38.20          $37.43
December            $42.91          $38.30          $36.07
January             $42.86          $37.40          $35.25
February            $41.44          $39.08          $36.84
March               $42.48          $38.79          $38.14
April               $41.97          $39.19          $39.19
May                 $43.14          $42.48          $41.07
June                $45.36          $44.60          $41.70
July                $47.36          $47.14          $43.70
August              $47.32          $47.19          $43.92
September           $45.94          $45.39          $43.42
                  -----------     -----------     -----------
Average             $44.49          $42.33          $40.15

    The following existing lodging facilities provide direct or indirect competition to the Partnership's Santa Rosa motel:

                                              APPROXIMATE DISTANCE
                        NUMBER OF              FROM PARTNERSHIP'S
       FACILITY           ROOMS                 MOTEL (IN MILES)
       --------         ---------             --------------------
Motel 6                    100                      Adjacent
Motel 6                    119                        0.5
Los Robles Inn              90                        0.5
Sandman Motel              112                        0.5
Ramada Inn                  50                        0.5
Holiday Inn Express         95                        1.0
Days Inn                   160                        1.5
TraveLodge                  60                        2.0
Best Western Garden Inn    100                        3.0

    The Partnership employs (on a full-time or part-time basis) one manager, five desk clerks, ten laundry and housekeeping employees, and one maintenance worker at the Santa Rosa motel.

    The Santa Rosa motel draws its business from a variety of sources, including corporate travelers, vacationers and tourists, convention attendees and sports teams. The Santa Rosa motel has no single customer the loss of which would have a materially adverse effect on the motel's operations.


Item  2. PROPERTIES
         ----------

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

 Item 3. LEGAL PROCEEDINGS
         -----------------

	Inapplicable.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

	Inapplicable.

                                   PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------

Market Information
------------------
    The Units are not freely transferable and no public market for the Units has developed or is expected to develop.

Holders
-------
    As of December 12, 1996, a total of 1,112 investors ("Limited Partners") held Units in the Partnership.

Distributions
-------------
    Cash distributions are made on a quarterly basis from Cash Available for Distribution, defined in the Partnership's Certificate and Agreement of Limited Partnership (the "Partnership Agreement") as Cash Flow, less adequate cash reserves for obligations of the Partnership for which there is no provision. Cash Flow means cash funds provided from operations of the Partnership, without deduction for depreciation, but after deducting cash funds used to pay or provide for the payment of debt service, capital improvements and replacements and the operating expenses of the Partnership's property. See Item 11 hereof for a discription of the manner in which such distributions are allocated between the General Partners as a group and the Limited Partners as a group.

    In addition, the Partnership will promptly distribute net proceeds of the sale and refinancing of its motel properties to the General Partners and the Limited Partners, to the extent such proceeds are not reinvested in the acquisition of additional properties. See Item 11 hereof for a discription of the manner in which such distributions are allocated between the General Partners as a group and the Limited Partners as a group.

    The following distribution to the Limited Partners was the only distribution made during the two fiscal years October 1, 1994 to September 30, 1996.

                                 Total           Amount
                     Date     Distribution      Per Unit
                     ----     ------------      --------
                    8/15/95      $21,000          $3.00

Item 6. SELECTED FINANCIAL DATA
        -----------------------

    Following are selected financial data of the Partnership for the fiscal years ended September 30, 1996, 1995, 1994, 1993 and 1992.

                          SUPER 8 MOTELS II, LTD.

Item 6. Selected Financial Data
        -----------------------

                                         Years Ended September 30:
                          ----------------------------------------------------
                            1996       1995       1994       1993       1992
                          --------   --------   --------   --------   --------
Total Income              $889,283   $850,781   $827,562   $846,804   $880,622
Motel Room Income         $856,246   $829,326   $808,505   $828,804   $843,686
Net Income (Loss)         $101,430    $31,089   $(31,564)  $(88,213)  $(59,661)

Per Partnership Unit:
  Cash distributions         $3.00        -          -          -       $12.50
  Net income (loss)         $14.35      $4.40     $(4.46)   $(12.48)    $(8.44)




                       9/30/96     9/30/95     9/30/94     9/30/93     9/30/92
                     ----------  ----------  ----------  ----------  ----------
Total Assets         $1,268,224  $1,172,917  $1,122,106  $1,158,408  $1,230,978
Long-Term Debt            -           -           -           -           -

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
        ------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

Liquidity
---------
    The Managing General Partner believes that the Partnership's liquidity, defined as its ability to generate sufficient amounts of cash to satisfy its cash needs, is adequate. Current assets of $645,390 exceed current liabilities of $99,153 by $ 546,237 as of September 30, 1996 as compared with $414,651 for the same date in the previous fiscal year. And as reflected in its Statement of Cash Flows, the Partnership's cash and temporary investments have increased in each of the last three fiscal years. After the second quarter of the fiscal year ended September 30, 1992, the Managing General Partner suspended the Limited Partners' quarterly distributions to preserve cash. In August 1996, the Managing General Partner authorized the resumption of distributions at a modest $3 per Unit per fiscal quarter.

    The General Partners have a reserve target equal to 5% of "Adjusted Capital Contributions," or $174,716 (5% of $3,494,317). "Adjusted Capital Contributions" is computed as the original amount raised ($7,000,000) less the $259,154 returned to the Limited Partners in 1982 from the sale of excess Ontario land, and less the $3,246,529 returned to the Limited Partners from the 1990 Ontario motel sale. The $546,237 excess of current assets over current liabilities exceeds the General Partners' reserve target. The General Partners have decided to maintain the higher operating reserve pending improvement in the Santa Rosa lodging market.

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

    During the fiscal year covered by this report, the Partnership capitalized $36,983 of the $57,971 spent on the refurbishment of its motel and furnishings. Included in the capitalized items were $11,148 for a replacement central office computer, $8,149 for a replacement washing machine, $6,817 for new backflow devices required by the City of Santa Rosa under the EPA's administration of the Clean Water Act, $6,088 for replacement room carpets, $2,577 for a replacement clothes dryer and $2,205 for replacement television sets. The non-capitalized renovations of $20,987 included expenditures for lamps and light fixtures, drapes, air-conditioning units, mattresses, chairs, outside building trim repairs and landscaping. The General Partners anticipate that approximately 3% of gross room revenues will be spent on replacement and renovation during the fiscal year ending September 30, 1997. The Managing General Partner intends that all of these expenditure will be made from cash flow from operations or, if such cash flow is insufficient, from the Partnership's cash reserves.

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

Results of Operations
---------------------

Partnership's Combined Financial Results
----------------------------------------
    During the year covered by this report as compared to the previous fiscal year, the Partnership achieved a $38,502 (or 4.5%) increase in total income, due primarily to a $26,920 (or 3.2%) increase in guest room revenue. The increase in guest room revenue is discussed under the Santa Rosa Motel caption below.

    During the fiscal year ended September 30, 1995 as compared to the previous fiscal year, the Partnership achieved a $23,219 (or 2.8%) increase in total income, due primarily to a $20,821 (or 2.6%) increase in guest room revenue. This increase in guest room revenue is discussed below.

    During the year covered by this report as compared to the previous fiscal year, the Partnership achieved a $31,839 (or 3.9%) reduction in total expenses, due primarily to the $25,548 (or 3.7%) reduction in motel operating expenses. This decrease in motel operating expenses is discussed below.

    During the fiscal year ended September 30, 1995 as compared to the previous fiscal year, the Partnership achieved a $39,434 (or 4.6%) reduction in total expenses, due primarily to the $36,685 (or 5.1%) reduction in motel operating expenses. This decrease in motel operating expenses is discussed below.

Santa Rosa Motel
----------------
    The following is a comparison of operating results of the Partnership's Santa Rosa motel for the twelve-month periods ended September 30, 1994, 1995 and 1996.

                          Average         Average
                         Occupancy         Room
                           Rate            Rate
                         ---------        -------
Twelve months ended:
September 30, 1994          55.2%          $40.15
September 30, 1995          53.7%          $42.33
September 30, 1996          52.6%          $44.49

                                          Total
                                       Expenditures       Partnership
                          Total          and Debt            Cash
                         Revenues        Service           Flow (1)
                         --------      ------------       -----------
Twelve months ended:
September 30, 1994       $827,562        $773,164           $54,398
September 30, 1995       $850,781        $752,705           $98,076
September 30, 1996       $889,283        $733,042          $156,241

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

    Reconciliation of Partnership Cash Flow (included in the chart above) to Net Income as shown on the Statements of Operations (in the financial statements) is as follows:

                                 1994           1995            1996
                               --------       --------        --------
Partnership Cash Flow           $54,398        $98,076        $156,241
Additions to Fixed Assets        10,883         28,974          36,964
Depreciation and Amortization   (96,852)       (97,047)        (91,815)
Other Items                           7          1,086              40
                               --------       --------        --------
Net Income                     $(31,564)       $31,089        $101,430
                               ========       ========        ========

    During the fiscal year covered by this report as compared to the previous fiscal year, the Partnership's Santa Rosa motel achieved an increase in its guest room revenue through an increase in its average daily room rate. This increase in revenue was partially offset by a decrease in overall room demand. This result was achieved by selling more rooms to the higher-priced leisure market segment and fewer rooms to the corporate, government, group and discount-market segments.

    During the fiscal year ended September 30, 1995 as compared to the previous fiscal year, the Partnership's Santa Rosa motel achieved an increase in its guest room revenue by achieving an increase in the average daily room rate, which was slightly offset by a decrease in the occupancy rate. The higher room rate was achieved through increased leisure guest rooms sold while all other market segments declined slightly.

    During the fiscal year covered by this report as compared to the previous fiscal year, the Partnership's Santa Rosa motel achieved a 2.6% reduction in total expenditures and debt service while the average occupancy declined 2.0%. The Partnership's Santa Rosa motel achieved a $4,866 reduction in expenditures for renovations and additions to fixed assets and $5,241 in front desk wages & salaries, which was partially offset by a $7,264 increase in utility costs. Property taxes were reduced by $17,079 due to the favorable resolution of an assessment appeal for the years 1994 through 1996. The Partnership received a refund of $15,893 for prior tax years and a reduced assessment for current and future tax years.

    During the fiscal year ended September 30, 1995 as compared to the previous fiscal year, the Partnership's Santa Rosa motel achieved a 2.6% reduction in total expenditures and debt service while the average occupancy declined 2.7%. In accordance with the cost-cutting program instituted by the Managing General Partner, the property was able to achieve comparative savings of $19,341 in housekeeping wages and $6,620 in maintenance wages. A non-recurring decline in comparative phone system costs of $7,263 was offset by an $18,091 increase in additions to fixed assets.

Future Trends
-------------
    The Managing General Partner believes that the adverse conditions in the Santa Rosa lodging market, while somewhat eased in the last year, will continue to have a negative impact on the Partnership's profitability in the near term. Although there can be no assurance in this regard, analysis of economic growth trends and planned hotel and motel construction leads the Managing General Partner to believe that the Santa Rosa economy will eventually absorb the existing supply of motel rooms.

    The Managing General Partner expects the Partnership's occupancy percentages (and thus revenues and profitability) to benefit from a continued economic recovery in the local and California economies. The Managing General Partner anticipates lower occupancy rates and perhaps lower room rates in the event of an economic downturn. The Managing General Partner believes that competitive conditions in the Santa Rosa market are such as to restrict the Partnership's ability, in the short run, to increase its room rates to compensate for inflation. The cost-cutting program instituted in the first part of the 1994 calendar year will continue to be enforced, but in the future will result in lower savings on a comparative basis as cost inflation and replacement requirements raise future costs.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

    See Financial Statements and Notes to Financial Statements attached hereto at pages F-1 through F-12.

                        ANNUAL REPORT ON FORM 10-K

                                  ITEM 8

                           FINANCIAL STATEMENTS

                          SUPER 8 MOTELS II, LTD.

                          SACRAMENTO, CALIFORNIA

                            SEPTEMBER 30, 1996

Item 8: Financial Statements
        --------------------


                          SUPER 8 MOTELS II, LTD.

                       INDEX OF FINANCIAL STATEMENTS


                                                            Pages
                                                            -----

Financial Statements:
    Independent Auditors' Report                             F-3

    Balance Sheets, September 30, 1996 and 1995              F-4

    Statements of Operations for the years ended             F-5
      September 30, 1996, 1995 and 1994

    Statements of Partners' Equity for the years ended       F-6
      September 30, 1996, 1995 and 1994

    Statements of Cash Flows for the years ended             F-7 to
      September 30, 1996, 1995 and 1994                      F-8

    Notes to Financial Statements                            F-9 to
                                                             F-12



Note: All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

                       INDEPENDENT AUDITORS' REPORT




To the Partners
Super 8 Motels II, Ltd.

We have audited the accompanying balance sheets of Super 8 Motels II, Ltd., a California limited partnership, as of September 30, 1996 and 1995 and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super 8 Motels II, Ltd. as of September 30, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.


VOCKER KRISTOFFERSON AND CO.


December 3, 1996

San Mateo, California

                            SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                                BALANCE SHEETS
                          September 30, 1996 and 1995


                                    ASSETS

                                                           1996        1995
                                                        ----------  ----------
Current Assets:
 Cash and temporary investments (Notes 1 and 3)         $  614,405  $  453,839
 Accounts receivable                                         9,323      17,785
 Prepaid expenses                                           21,662      27,303

  Total Current Assets                                     645,390     498,927
                                                        ----------  ----------
Property and Equipment (Notes 2 and 7):
 Capital improvements                                       34,947      34,947
 Building                                                1,845,878   1,845,878
 Furniture and equipment                                   497,661     466,449
                                                        ----------  ----------
                                                         2,378,486   2,347,274
 Accumulated depreciation and amortization              (1,759,327) (1,673,284)
                                                        ----------  ----------
  Property and Equipment, Net                              619,159     673,990
                                                        ----------  ----------
Other Assets (Note 2):
 Deposit of federal income tax                               3,675        -
                                                        ----------  ----------
    Total Assets                                        $1,268,224  $1,172,917
                                                        ==========  ==========

                     LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
 Accounts payable and accrued liabilities               $   97,413  $   82,477
 Due to related parties (Note 4)                             1,740       1,799
                                                        ----------  ----------
    Total Liabilities                                       99,153      84,276
                                                        ----------  ----------
Contingent Liabilities and Lease Commitment
 (Notes 4 and 5)                                              -           -

Partners' Equity:
 General Partners                                           47,359      46,345
 Limited Partners                                        1,121,712   1,042,296
                                                        ----------  ----------
  Total Partners' Equity                                 1,169,071   1,088,641
                                                        ----------  ----------
    Total Liabilities and Partners' Equity              $1,268,224  $1,172,917
                                                        ==========  ==========


The accompanying notes are an integral part of these financial statements.

                            SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS


                                                  Years Ended September 30:
                                            ----------------------------------
                                                1996        1995        1994
                                             ---------   ---------   ---------
Income:
  Motel room                                  $856,246    $829,326    $808,505
  Telephone and vending                         14,721      10,260      11,854
  Interest                                      17,236      10,068       6,287
  Other                                          1,080       1,127         916
                                             ---------   ---------   ---------
    Total Income                               889,283     850,781     827,562
                                             ---------   ---------   ---------
Expenses:
  Motel operations (exclusive of depreciation
    shown separately below) (Notes 4 and 6)    662,519     688,067     724,752
  General and administrative (exclusive of
    depreciation shown separately below)
      (Note 4)                                  33,519      34,578      37,522
  Depreciation and amortization (Note 2)        91,815      97,047      96,852
                                             ---------   ---------   ---------
    Total Expenses                             787,853     819,692     859,126
                                             ---------   ---------   ---------
        Net Income (Loss)                     $101,430     $31,089    $(31,564)
                                             =========   =========   =========

Net Income (Loss) Allocable to
  General Partners                              $1,014        $311       $(316)
                                             =========   =========   =========
Net Income (Loss) Allocable to
  Limited Partners                            $100,416     $30,778    $(31,248)
                                             =========   =========   =========
Net Income (Loss) Per
  Partnership Unit (Note 1)                     $14.35       $4.40      $(4.46)
                                             =========   =========   =========

Distributions to Limited Partners
  Per Partnership Unit (Note 1)                 $3.00       $  -        $  -
                                             =========   =========   =========











The accompanying notes are an integral part of these financial statements.

                            SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                         STATEMENTS OF PARTNERS' EQUITY


                                                  Years Ended September 30:
                                            ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------
General Partners:
  Balance, beginning of year                $   46,345  $   46,034  $   46,350
    Net income (loss)                            1,014         311        (316)
                                            ----------  ----------  ----------
      Balance, End of Year                      47,359      46,345      46,034
                                            ----------  ----------  ----------
Limited Partners:
  Balance, beginning of year                 1,042,296   1,011,518   1,042,766
    Net income (loss)                          100,416      30,778     (31,248)
    Distributions to limited partners          (21,000)       -           -
                                            ----------  ----------  ----------
      Balance, End of Year                   1,121,712   1,042,296   1,011,518
                                            ----------  ----------  ----------

      Total Partners' Equity                $1,169,071  $1,088,641  $1,057,552
                                            ==========  ==========  ==========





























The accompanying notes are an integral part of these financial statements.

                          SUPER 8 MOTELS II, LTD.
                    (A California Limited Partnership)
                         STATEMENTS OF CASH FLOWS


                                                  Years Ended September 30:
                                            ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------
Cash Flows From Operating Activities:
 Received from motel operations               $880,407    $840,465    $817,779
 Expended for motel operations and
  general and administrative expenses         (679,215)   (704,198)   (768,739)
 Interest received                              17,338       8,172       6,125
                                            ----------  ----------  ----------
   Net Cash Provided by
     Operating Activities                      218,530     144,439      55,165
                                            ----------  ----------  ----------

Cash Flows From Investing Activities:
 Purchases of property and equipment           (36,984)    (28,974)    (10,883)
 Proceeds from sale of equipment                    20        -           -
                                            ----------  ----------  ----------
   Net Cash Used by
     Investing Activities                      (36,964)    (28,974)    (10,883)
                                            ----------  ----------  ----------

Cash Flows From Financing Activities:
 Distributions paid                            (21,000)       -           -
                                            ----------  ----------  ----------
   Net Cash Used by Financing Activities       (21,000)       -           -
                                            ----------  ----------  ----------

   Net Increase in Cash and
     Temporary Investments                     160,566     115,465      44,282

Cash and Temporary Investments:
 Beginning of year                             453,839     338,374     294,092
                                            ----------  ----------  ----------

   End of Year                                $614,405    $453,839    $338,374
                                            ==========  ==========  ==========












The accompanying notes are an integral part of these financial statements.

                          SUPER 8 MOTELS II, LTD.
                    (A California Limited Partnership)
                   STATEMENTS OF CASH FLOWS (Continued)


                                                  Years Ended September 30:
                                            ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------

Reconciliation of Net Income (Loss) to Net Cash
  Provided by Operating Activities:
 Net income (loss)                            $101,430   $  31,089    $(31,564)
                                            ----------  ----------  ----------
 Adjustments to reconcile net
     income (loss) to net cash provided
     (used) by operating activities:
   Depreciation and amortization                91,815      97,047      96,852
   Gain on sale of property                        (20)       -           -
   (Increase) decrease in accounts
     receivable                                  8,462      (2,144)     (3,658)
   (Increase) decrease in prepaid expenses       5,641      (1,276)     (1,727)
   Increase in other assets                     (3,675)       -           -
   Increase (decrease) in accounts payable and
     accrued liabilities                        14,936      19,599      (4,831)
   Increase (decrease) in due to
     related parties                               (59)        124          93
                                            ----------  ----------  ----------
      Total Adjustments                        117,100     113,350      86,729
                                            ----------  ----------  ----------
      Net Cash Provided by
        Operating Activities:                 $218,530    $144,439    $ 55,165
                                            ==========  ==========  ==========





















The accompanying notes are an integral part of these financial statements.

                          SUPER 8 MOTELS II, LTD.
                    (A California Limited Partnership)
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE PARTNERSHIP
------------------------
Super 8 Motels II, Ltd., is a limited partnership organized under California law on May 7, 1979, to acquire and operate motel properties in Santa Rosa and Ontario, California. The Santa Rosa Motel was opened in November, 1980, and the Ontario Motel was opened in May, 1981. The Ontario Motel property was sold in February, 1990. The Partnership grants credit to customers, substantially all of which are local businesses in Santa Rosa.

The Managing General Partner of the Partnership is Grotewohl Management Services, Inc., the sole shareholder and officer of which is Philip B. Grotewohl. The Associate General Partner of the Partnership is Robert J. Dana.

The net income or net loss of the Partnership is allocated 1% to the General Partners and 99% to the Limited Partners. Net income and distributions per partnership unit are based upon 7,000 units outstanding. All partnership units are owned by the Limited Partners.

The Partnership agreement requires that the Partnership maintain reserves for normal repairs, replacements, working capital and contingencies in an amount of at least 5% of adjusted capital contributions ($174,716 at September 30, 1996). As of September 30, 1996, the Partnership had a combined balance in cash and temporary investments of $614,405.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Items of Partnership income are passed through to the individual partners for income tax purposes, along with any income tax credits. Therefore, no federal or California income taxes are provided for in the financial statements of the Partnership. Since the Partnership has a fiscal year-end other than the majority of the partners, the Partnership is required annually to make a payment to the Internal Revenue Service based on the prior year's income.

Property and equipment are recorded at cost. Depreciation and amortization are computed using the following estimated useful lives and methods:

       DESCRIPTION                METHODS              USEFUL LIVES
  Capital improvements     200% declining balance       7-20 years
                             and straight-line

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

                          SUPER 8 MOTELS II, LTD.
                    (A California Limited Partnership)
                 NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 - CASH AND TEMPORARY INVESTMENTS
---------------------------------------
Cash and temporary investments as of September 30, 1996 and 1995 consist of the following:
                                                1996         1995
                                             ----------   ----------
  Cash in bank, non-interest bearing           $ 35,070     $ 36,869
  Money market accounts                         479,335      316,970
  Certificates of deposit                       100,000      100,000
                                             ----------   ----------
     Total Cash and Temporary Investments      $614,405     $453,839
                                             ==========   ==========

Temporary investments are recorded at cost, which approximates market value. The Partnership considers temporary investments with original maturities of six months or less to be cash equivalents for purposes of the statement of cash flows.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------
FRANCHISE FEES
Super 8 Motels, Inc., now a wholly-owned subsidiary of Hospitality Franchise Systems, Inc., is franchisor of all Super 8 Motels. The Partnership pays to the franchisor monthly fees equal to 4% of the gross room revenues of the motel and contributes an additional 1% of its gross room revenues to an advertising fund administered by the franchisor. In return the franchisor provides the right to use the name "Super 8," a national institutional advertising program, an advance room reservation system, and inspection services. These costs ($42,812 in 1996, $41,466 in 1995 and $40,308 in 1994) are included in motel operations expense in the accompanying statements of operations. The Partnership operates its motel property as a franchisee of Super 8 Motels, Inc. through a sub-franchise agreement with Brown & Grotewohl, a California general partnership, of which Grotewohl Management Services, Inc., (see Note 1) is a 50% owner. Under the sub-franchise agreement, Brown & Grotewohl earned 40% of the above franchise fees, which amounted to $17,125, $16,587, and $16,123 in 1996, 1995 and 1994, respectively.

PROPERTY MANAGEMENT FEES
The General Partners or their affiliates handle the management of the motel property of the Partnership. The fee for this service is 5% of the gross revenues from Partnership operations, as defined in the Partnership agreement, not including income from the sale, exchange or refinancing of such properties. This fee is payable only out of the cash available for distribution of the Partnership, defined as the total cash receipts from Partnership operations during a given period of time less cash used during the same period to pay debt service, capital improvements and replacements, operating expenses and reserves. It is subordinated to prior receipt by the Limited Partners of a cumulative 10% per annum pre-tax return on their adjusted capital contributions for each year of the Partnership's existence. At September 30, 1996 the Limited Partners had not received the 10% cumulative return, and as no property management fees are payable, they are not reflected in these financial statements. Management believes it is not likely that these fees will become payable in the future.

                          SUPER 8 MOTELS II, LTD.
                    (A California Limited Partnership)
                 NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)
-----------------------------------------------
SUBORDINATED PARTNERSHIP MANAGEMENT FEES
During the Partnership's operational stage, the General Partners are to receive 9% of cash available for distribution for Partnership management services, along with an additional 1% of cash available for distribution on account of their interest in the income and losses, subordinated, however, to receipt by the Limited Partners of a cumulative 10% per annum pre-tax return on their adjusted capital contributions and to payment of the property management fees referred to above. Since the Limited Partners had not received the 10% cumulative return and the property management fees had not been paid, no partnership management fees are presently payable and therefore are not reflected in these financial statements. Management expects these fees will never be paid. This fee is payable only from cash funds provided from operations of the Partnership, and may not be paid from the proceeds of sale or refinancing.

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

ADMINISTRATIVE EXPENSES SHARED BY THE PARTNERSHIP AND ITS AFFILIATES
There are certain administrative expenses allocated between the Partnership and affiliated Super 8 partnerships. These expenses, which are allocated based on usage, are telephone, data processing, rent of the administrative office, and administrative salaries. The administrative expenses allocated to the Partnership were approximately $113,000 in 1996, $110,000 in 1995 and $107,000 in 1994 and are included in motel operations expenses and general and administrative expenses in the accompanying statements of operations. Included in administrative salaries are allocated amounts paid to three employees who are related to Philip B. Grotewohl, the sole shareholder of Grotewohl Management Services, Inc., a General Partner of the Partnership.

NOTE 5 - LEASE COMMITMENT
-------------------------
The Partnership has a long-term operating lease commitment on approximately three acres of land in Santa Rosa, California, the site of the Santa Rosa motel. The term of the lease runs through August 31, 2015, with an option to extend the lease for three consecutive periods of five years each. The base monthly rent is subject to adjustment at three year intervals to reflect changes in the Consumer Price Index. The Partnership will pay all property taxes, assessments and utilities. Rent expenses for the fiscal years ending September 30, 1996, 1995 and 1994 were $101,354 , $101,679, and $95,140, respectively.
                                      F-11

                          SUPER 8 MOTELS II, LTD.
                    (A California Limited Partnership)
                 NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5 - LEASE COMMITMENT (Continued)
-------------------------------------
The future lease commitment at September 30, 1996, using the minimum monthly amounts, is as follows:

                  Years Ending
                  September 30:                          Amount
                  -------------                       -----------
                      1997                            $    93,395
                      1998                                 93,395
                      1999                                 93,395
                      2000                                 93,395
                      2001                                 93,395
                   2002-2006                              466,973
                   2007-2011                              466,973
                   2012-2015                              365,796
                                                       ----------
                                                       $1,766,717
                                                       ==========

NOTE 6 - MOTEL OPERATING EXPENSES
---------------------------------
The following table summarizes the major components of motel operating expenses for the years ended September 30, 1996, 1995 and 1994.

                                                 1996      1995      1994
                                               --------  --------  --------
  Salaries and related costs                   $189,103  $191,794  $223,905
  Rent                                           93,395    94,016    86,968
  Franchise and advertising fees                 42,812    41,466    40,308
  Utilities                                      74,632    73,824    83,034
  Allocated costs, mainly indirect salaries      92,355    89,327    85,609
  Repairs and minor renovations                  20,987    33,863    25.579
  Other operating expenses                      149,235   163,777   179,349
                                               --------  --------  --------

  Total Motel Operating Expenses               $662,519  $688,067  $724,752
                                               ========  ========  ========

NOTE 7 - PROPERTY AND EQUIPMENT
-------------------------------
The following is a summary of the accumulated depreciation and amortization of property and equipment:

                                                        1996        1995
                                                     ----------  ----------
  Capital improvements                               $   34,075  $   32,559
  Building                                            1,292,582   1,231,106
  Furniture and equipment                               432,670     409,619
                                                     ----------  ----------
     Accumulated depreciation and amortization       $1,759,327  $1,673,284
                                                     ==========  ==========

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

    Inapplicable.

                                 PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

    The original general partners of the Partnership were Dennis A. Brown, Philip B. Grotewohl and Robert J. Dana. Upon Mr. Brown's death on February 25, 1988, Mr. Grotewohl and Mr. Dana elected to continue the Partnership. During March 1988, Mr. Grotewohl appointed Grotewohl Management Services, Inc., a California corporation wholly-owned by Mr. Grotewohl, his successor as Managing General Partner of the Partnership. Mr. Dana continues to be a General Partner of the Partnership.

    The Managing General Partner was organized in 1981 to serve as a general partner of limited partnerships to be formed for the purpose of investing in Super 8 Motels.

    Mr. Grotewohl, age 78, was an attorney-at-law and was engaged in the private practice of law in San Mateo County, California, between 1967 and 1978. Since 1978, Mr. Grotewohl's principal occupation has been as a promoter and general partner of Super 8 Motel limited partnerships.

    Mr. Dana, age 68, was a registered representative of Brown, Brosche Securities, Inc. between 1982 and his retirement in 1988. Between 1976 and 1982 he served as a registered representative of several other stock and investment brokers. Mr. Dana has also served as marketing consultant for various real estate limited partnerships and other direct participation investment programs.


Item 11. EXECUTIVE COMPENSATION
         ----------------------

    The following discussion contains certain information regarding aggregate direct or indirect compensation paid by the Partnership during the fiscal year ended September 30, 1996 or payable to the General Partners and the Estate of Dennis A. Brown as a group. Although Mr. Brown ceased to be a general partner of the Partnership upon his death, his estate shares in certain compensation otherwise payable to the General Partners and their affiliates.

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

    As a result of the sale of the Ontario motel in February 1990, the General Partners waived their claim to accrued management fees as the receipt thereof became extremely remote. No property management fees have been accrued since the Ontario motel sale due to the unlikelihood that they would ever be paid to the General Partners. Before the General Partners can receive any property management fees, the Limited Partners must receive preferential distributions of $3,304,493 to meet the subordination requirement calculated through September 30,1996, plus $349,432 per each year thereafter.

Franchise Fees and Advertising Fees
-----------------------------------
    Super 8 Motels, Inc. is the franchisor of all Super 8 Motels. The Partnership operates its motel as a franchisee of Super 8 Motels, Inc., through a sub-franchise obtained from Super 8 Management Corporation. The original sub-franchise agreement by Super 8 Management Corporation was transferred to the Manager in March 1988. The Partnership, as franchisee, pays to the franchisor monthly franchise fees equal to 4% of its gross room revenue and contributes 1% of its gross room revenue to an advertising fund administered by the franchisor to finance institutional advertising. The Manager is entitled to one-half of the franchise fees.

    The total of franchise fees accrued during the fiscal year covered by this
report was $34,250 (of which $17,125 accrued to the Manager).   All of the
above sums have been paid.

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

    Notwithstanding the foregoing, however, distributions of Cash Available for Distribution to the General Partners are deferred and paid only after payment to the Limited Partners of distributions of Cash Available for Distribution in an amount equal to 10% per annum cumulative on their Adjusted Capital Contributions. During the fiscal year covered by this report $2,333 was deferred for the General Partners' share of distributions of Cash Available for Distribution. A total of $672,147 has been deferred since commencement of the Partnership. As discussed in the section captioned "Property Management Fees" above, the payment of these fees is unlikely due to the large preferential distribution unpaid to the Limited Partners.

General Partners' Interest in Net Proceeds of Sales and Financing of
--------------------------------------------------------------------
Partnership Properties
----------------------
    Net proceeds of the sale of the Partnership's motel property and of any financing or refinancing thereof (to the extent that the proceeds of any such financing or refinancing are not to be reinvested in the acquisition of additional properties) will be promptly distributed. Such distributions will be paid as follows: (1) until the Limited Partners have received distributions from all sources equal to 100% of their capital contributions plus 10% per annum cumulative on their Adjusted Capital Contributions, all of such proceeds will be distributed to the Limited Partners; (2) thereafter, 15% of the balance of such proceeds will be distributed to the General Partners as cash incentive distributions and the remaining 85% thereof will be distributed to the Limited Partners. No distributions have been paid to or accrued for the benefit of the General Partners.

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


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

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


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

Administrative Expenses Shared by the Partnership and its Affiliates
--------------------------------------------------------------------
    There are certain administrative expenses allocated between the Partnership and affiliated Super 8 partnerships. These expenses, which are allocated based on usage, are telephone, data processing, rent of administrative offices and administrative salaries. The administrative expenses allocated to the Partnership were approximately $113,000 in fiscal year ended September 30, 1996 and are included in general and administrative expenses and motel operations expenses in the Partnership's financial statements. Included in administrative salaries are allocated amounts paid to three employees who are related to Philip B. Grotewohl, the sole shareholder of the Managing General Partner.

                                   PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a)  Documents filed as part of this report
     --------------------------------------
1. Financial Statements Included in Part II of this Report
    Independent Auditors' Report
     Balance Sheets, September 30, 1996 and 1995
     Statements of Operations for the Years Ended September 30, 1996, 1995 and
      1994
     Statements of Partners' Equity for the Years Ended September 30, 1996,
      1995 and 1994
     Statements of Cash Flows for the Years Ended September 30, 1996, 1995 and
      1994
     Notes to Financial Statements

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

(b)  Reports on Form 8-K
     -------------------
    Inapplicable

                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)      SUPER 8 MOTELS II, LTD.
                  -----------------------

By (Signature and Title)               /s/  Philip B. Grotewohl
                                       ------------------------
                                       Philip B. Grotewohl,
                                       President of Grotewohl Management
                                       Services, Inc.,
                                       Managing General Partner

Date  December 20, 1996
      -----------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)               /s/  Philip B. Grotewohl
                                       ------------------------
                                       Philip B. Grotewohl,
                                       Chief executive officer,
                                       chief financial officer,
                                       chief accounting officer and sole
                                       director of Grotewohl Management
                                       Services, Inc., Managing General
                                       Partner

Date  December 20, 1996
      -----------------