Form 10-Q
period 1995-12-31
SUPER 8 MOTELS II LTD
filed 1997-02-11
CIK 316554

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                      For the Period ended December 31, 1995

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

                           SUPER 8 MOTELS II, LTD.

                      (A California Limited Partnership)

                             FINANCIAL STATEMENTS

                          DECEMBER 31, 1995 AND 1994

                             SUPER 8 MOTELS II, LTD.
                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                           PAGE

   Balance Sheet - December 31, 1995 and September 30, 1995       2

   Statement of Operations - Three Months Ended
   December 31, 1995 and 1994                                     3

   Statement of Changes in Partners' Equity -
   Three Months Ended December 31, 1995 and 1994                  4

   Statement of Cash Flows - Three Months Ended
   December 31, 1995 and 1994                                     5

   Notes to Financial Statements                                  6

   Management Discussion and Analysis                           7 - 8

   Other Information and Signatures                             9 - 10

                           SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                                 BALANCE SHEET
                  DECEMBER 31, 1995 AND SEPTEMBER 30, 1995
                  ----------------------------------------

                                                        12/31/95   9/30/95
                                                        --------   -------

                                 ASSETS
                                 ------
Current Assets:
  Cash and temporary investments                      $  466,249 $  453,839
  Accounts receivable                                     13,765     17,785
  Prepaid expenses                                        17,692     27,303
                                                         -------    -------
   Total Current Assets                                  497,706    498,927

Property and Equipment:
  Capital Improvements                                    34,947     34,947
  Buildings                                            1,845,878  1,845,878
  Furniture and equipment                                472,006    466,449
                                                       ---------- ----------
                                                       2,352,831  2,347,274
  Accumulated depreciation and amortization           (1,696,247)(1,673,284)
                                                       ---------  ---------
   Property and Equipment, Net                           656,584    673,990
                                                       ---------  ---------
   Total Assets                                       $1,154,290 $1,172,917
                                                       =========  =========

                       LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities            $   91,724 $   84,276
                                                          ------     ------
   Total Liabilities                                      91,724     84,276

Partners' Equity:
  General Partners                                        46,084     46,345
  Limited Partners                                     1,016,482  1,042,296
                                                       ---------  ---------
   Total Partners' Equity                              1,062,566  1,088,641
                                                       ---------  ---------
   Total Liabilities and Partners' Equity             $1,154,290 $1,172,917
                                                       =========  =========







 The accompanying notes are an integral part of the financial statements.

                           SUPER 8 MOTELS II, LTD.
                     (A California Limited Partnership)
                           STATEMENT OF OPERATIONS
               THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
               ---------------------------------------------

                                                         Three      Three
                                                         Months     Months
                                                         Ended      Ended
                                                        12/31/95   12/31/94
                                                        --------   --------
Income:
  Guest room                                          $  191,463 $  177,189
  Telephone and vending                                    3,084      2,471
  Interest                                                 4,119      2,120
  Other                                                      194        287
                                                         -------    -------
     Total Income                                        198,860    182,067

Expenses:
  Motel operating expenses (Note 2)                      185,576    175,098
  General and administrative expenses                     16,396     16,864
  Depreciation and amortization                           22,963     24,201
                                                         -------    -------
     Total Expenses                                      224,935    216,163
                                                         -------    -------
  Net Income (Loss)                                   $  (26,075)$  (34,096)
                                                         =======    =======
Net Income (Loss) Allocable to
  General Partners                                         ($261)     ($341)
                                                         ========   ========
Net Income (Loss) Allocable to
  Limited Partners                                      ($25,814)  ($33,755)
                                                        =========  =========

Net Income (Loss) per Partnership Unit                    ($3.73)    ($4.87)
                                                          =======    =======
Distribution to Limited Partners per
  Partnership Unit                                         $0.00      $0.00
                                                           =====      =====















 The accompanying notes are an integral part of the financial statements.

                          SUPER 8 MOTELS II, LTD.
                    (A California Limited Partnership)
                 STATEMENT OF CHANGES IN PARTNERS' EQUITY
              THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
              ---------------------------------------------



                                                          1995       1994
                                                          ----       ----
General Partners:
  Balance at beginning of year                        $   46,345 $   46,034
    Net income (loss)                                       (261)      (341)
                                                          ------     ------
      Balance at End of Period                            46,084     45,693


Limited Partners:
  Balance at beginning of year                         1,042,296  1,011,518
    Net income (loss)                                    (25,814)   (33,755)
                                                       ---------  ---------
      Balance at End of Period                         1,016,482    977,763
                                                       ---------  ---------

      Total Partners' Equity                          $1,062,566 $1,023,456
                                                       =========  =========



























 The accompanying notes are an integral part of the financial statements.

                          SUPER 8 MOTELS II, LTD.
                   (A California Limited Partnership)
                         STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
              ---------------------------------------------

                                                          1995       1994
Cash flows from operating activities:                     ----       ----
   Received from motel revenues                       $  197,444 $  186,772
   Expended for motel operations and
    general and administrative expenses                 (184,913)  (174,775)
   Interest received                                       5,436      2,191
                                                         -------    -------
       Net Cash Provided (Used) by Operating Activities   17,967     14,188

Cash flows from investing activities:
   Purchases of property and equipment                    (5,557)    (3,748)
                                                           -----      -----
       Net Cash Provided (Used) by Investing Activities   (5,557)    (3,748)

Cash flows from financing activities:
   Payments on capital lease obligations                       0          0
                                                           -----      -----
       Net Cash Provided (Used) by Financing Activities        0          0

Net Increase (Decrease) in Cash and Temporary Investments 12,410     10,440

Cash and Temporary Investments:
       Beginning of Period                               453,839    338,374
                                                         -------    -------
         End of Period                                $  466,249 $  348,814
                                                         =======    =======

Reconciliation of Net Income (Loss) to Net Cash Provided (Used) by
 Operating Activities:

  Net Income (Loss)                                   $  (26,075)$  (34,096)
  Adjustments to reconcile net income to
   net cash used by operating activities:
     Depreciation and amortization                        22,963     24,201
     (Increase) decrease in accounts receivable            4,020      6,897
     (Increase) decrease in prepaid expense                9,611      9,148
     Increase (decrease) in accounts payable
       and accrued liabilities                             7,448      8,038
            Total Adjustments                             44,042     48,284
                                                         -------    -------

  Net Cash Provided (Used) by Operating Activities   $    17,967 $   14,188
                                                         =======    =======





 The accompanying notes are an integral part of the financial statements.

                           SUPER 8 MOTELS II, LTD.
                      (A California Limited Partnership)
                        NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


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

          Franchise Fees        $    3,830

Upon the sale of the Ontario Motel property in February, 1990, management felt that the payment of the property management fees and partnership management fees became remote. Therefore, no property management fees or partnership management fees have been accrued.

Note 2:

The following table summarizes the major components of motel operating expenses for the periods reported:


                                   Three Months  Three Months
                                       Ended        Ended
                                      12/31/95     12/31/94
                                    ----------   ----------
Salaries and related costs          $   49,508   $   53,110
Rent                                    23,349       23,970
Utilities                               15,564       14,679
Allocated costs, mainly indirect        24,870       23,394
Replacements and renovations            19,863       12,988
Other operating expenses                52,422       46,957
                                    ----------   ----------
     Total motel operating expense  $  185,576   $  175,098
                                    ==========   ==========

The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                           SUPER 8 MOTELS II, LTD.
                     (A California Limited Partnership)
                     MANAGEMENT DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                             DECEMBER 31, 1995
             -------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        The Partnership's current assets of $489,706 exceeded its current liabilities of $83,511 thereby providing an operating reserve of $406,195. The Partnership experienced a positive cash flow for the three month period ended December 31, 1995 of $12,410, which is an improvement of approximately $2,010 from the results of the corresponding period of the previous fiscal year.
While the Partnership's operating reserve is $231,479 in excess of the General Partners' reserve target of $174,716, the General Partners believe that prudence requires that quarterly distributions remain suspended.

        The Partnership has equity in its Santa Rosa motel that could provide security for a loan against the property. The total annual cash flow for the Santa Rosa property has been positive.
This positive cash flow would support a modest loan.

        The Partnership has no material commitments for capital expenditures. The Partnership's guideline for replacements and renovation is to spend approximately 3% of room revenues. Applicable expenditures during the first three months of the fiscal year which will end on September 30, 1996 were $25,420 (of which $5,557 was capitalized), or 13.3% of room revenues. Although operational considerations have accelerated the timing of these expenditures and the 13.3% figure is not reflective of anticipated year-end expenditures, annual expenditures of this type may exceed the General Partners' guideline due to deferred maintenance requirements.


NEW ACCOUNTING STANDARDS
-------------------------

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

                           SUPER 8 MOTELS II, LTD.
                     (A California Limited Partnership)
                     MANAGEMENT DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                (Continued)
                             DECEMBER 31, 1995
             -------------------------------------------------


RESULTS OF OPERATIONS
----------------------

        The following is a comparison of operating results for the three month periods ended December 31, 1995 and December 31, 1994.

                                       1995    1994
                                       -----   -----
Occupancy                              48.1%   48.6%
Average Room Rate                     $43.27  $39.67


        Total revenues increased $16,793 during the first three months of fiscal year ending September 30, 1996 as compared to the corresponding period of the previous fiscal year.  Room revenue increased $14,274 (or 8.1%), as the decrease in occupancy rate for the three month period was offset by an increase in the
average room rate.   The motel had more guests from  the
corporate and leisure market segments and fewer guests in the group and discount market segments. Room rates for the corporate and leisure market segments are generally higher than for those segments that experienced a decline in occupancy.

        Total expenses for the three month period ended December 31, 1995 increased $8,559 (or 4.0%) from those incurred in the
corresponding period of the previous fiscal year.   The
increased costs are associated with increased replacement and renovations expenditures incurred during the three month period as compared to the corresponding period of the previous fiscal year.


FUTURE TRENDS
-------------

        Commercial travel in the Santa Rosa lodging market continues its lack-luster performance, while there is an improvement in the leisure market segment. The General Partners do not anticipate substantial improvement in the property's fiscal performance until the commercial travel segment rebounds. Intense competitive conditions in the Santa Rosa market might place adverse pressure on the average room rates.

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









                              SUPER 8 MOTELS II, LTD


              2-14-96         By /S/ David P. Grotewohl
                              -------------------------
               Date           David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







              2-14-96         By /S/ David P. Grotewohl
                              -------------------------
               Date           David P. Grotewohl,
                              Chief Financial Officer