Form 10-Q
period 1996-12-31
SUPER 8 MOTELS II LTD
filed 1997-02-11
CIK 316554

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                      For the Period ended December 31, 1996

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

                           SUPER 8 MOTELS II, LTD.

                      (A California Limited Partnership)

                             FINANCIAL STATEMENTS

                          DECEMBER 31, 1996 AND 1995

                             SUPER 8 MOTELS II, LTD.
                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                           PAGE

   Balance Sheet - December 31, 1996 and September 30, 1996       2

   Statement of Operations - Three Months Ended
   December 31, 1996 and 1995                                     3

   Statement of Changes in Partners' Equity -
   Three Months Ended December 31, 1996 and 1995                  4

   Statement of Cash Flows - Three Months Ended
   December 31, 1996 and 1995                                     5

   Notes to Financial Statements                                  6

   Management Discussion and Analysis                             7

   Other Information and Signatures                             8 - 9

                            Super 8 Motels II, Ltd.
                       (A California Limited Partnership)
                                 Balance Sheet
                   December 31, 1996 and September 30, 1996

                                                       12/31/96      9/30/96
                                                     -----------   -----------
                                     ASSETS
Current Assets:
  Cash and temporary investments                     $   605,723   $   614,405
  Accounts receivable                                      9,866         9,323
  Prepaid expenses                                        13,932        21,662
                                                     -----------   -----------
   Total current assets                                  629,521       645,390
                                                     -----------   -----------
Property and Equipment:
  Capital improvements                                    34,947        34,947
  Buildings                                            1,845,878     1,845,878
  Furniture and equipment                                488,460       497,661
                                                     -----------   -----------
                                                       2,369,285     2,378,486
  Accumulated depreciation                            (1,767,040)   (1,759,327)
                                                     -----------   -----------
   Property and equipment, net                           602,245       619,159
                                                     -----------   -----------

Other Assets:                                              3,675         3,675
                                                     -----------   -----------

   Total Assets                                      $ 1,235,441   $ 1,268,224
                                                     ===========   ===========
                       LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities           $    79,111   $    99,153
                                                     -----------   -----------
   Total current liabilities                              79,111        99,153
                                                     -----------   -----------

   Total liabilities                                      79,111        99,153
                                                     -----------   -----------
Contingent Liabilities (See Note 1)

Partners' Equity:
  General Partners                                        47,442        47,359
  Limited Partners                                     1,108,888     1,121,712
                                                     -----------   -----------
   Total partners' equity                              1,156,330     1,169,071
                                                     -----------   -----------

Total Liabilities and Partners' Equity               $ 1,235,441   $ 1,268,224
                                                     ===========   ===========





The accompanying notes are an integral part of the financial statements.

                            Super 8 Motels II, Ltd.
                       (A California Limited Partnership)
                            Statement of Operations
             For the Three Months Ending December 31, 1996 and 1995

                                                     Three Months  Three Months
                                                         Ended         Ended
                                                       12/31/96      12/31/95
                                                     -----------   -----------
Income:
  Guest room                                         $   204,863   $   191,463
  Telephone and vending                                    4,240         3,084
  Interest                                                 5,500         4,119
  Other                                                      524           194
                                                     -----------   -----------
   Total Income                                          215,127       198,860
                                                     -----------   -----------
Expenses:
  Motel operating expenses (Note 2)                      158,523       185,576
  General and administrative                              26,189        16,396
  Depreciation and amortization                           22,156        22,963
                                                     -----------   -----------
   Total Expenses                                        206,868       224,935
                                                     -----------   -----------

  Net Income (Loss)                                  $     8,259   $   (26,075)
                                                     ===========   ===========

Net Income (Loss) Allocable
 to General Partners                                         $83         ($261)
                                                       =========      ========

Net Income (Loss) Allocable
 to Limited Partners                                      $8,176      ($25,814)
                                                       =========     =========

Net Income (Loss)
 per Partnership Unit                                      $1.17        ($3.69)
                                                       =========     =========

Distribution to Limited Partners
 per Partnership Unit                                      $3.00         $0.00
                                                       =========     =========













The accompanying notes are an integral part of the financial statements.

                            Super 8 Motels II, Ltd.
                      (A California Limited Partnership)
                        Statement of Partners' Equity
             For the Three Months Ended December 31, 1996 and 1995


                                                       12/31/96      12/31/95
                                                     -----------   -----------
General Partners:
 Balance, beginning of year                          $    47,359   $    46,345
   Net income (loss)                                          83          (261)
                                                     -----------   -----------
     Balance, End of period                               47,442        46,084
                                                     -----------   -----------

Limited Partners:
 Balance, beginning of year                            1,121,712     1,042,296
   Net income (loss)                                       8,176       (25,814)
   Distributions to Limited Partners                     (21,000)         -
                                                     -----------   -----------
     Balance, End of Period                            1,108,888     1,016,482
                                                     -----------   -----------

     Total Partners' Equity                          $ 1,156,330   $ 1,062,566
                                                     ===========   ===========































The accompanying notes are an integral part of the financial statements.

                            Super 8 Motels II, Ltd.
                       (A California Limited Partnership)
                            Statement of Cash Flows
             For the Three Months Ended December 31, 1996 and1995

                                                       12/31/96      12/31/95
                                                     -----------   -----------

Cash Flows from Operating Activities:
  Received from motel revenues                       $   207,939   $   197,444
  Expended for motel operations and
   general and administrative expenses                  (197,524)     (184,913)
  Interest received                                        6,645         5,436
                                                     -----------   -----------
    Net Cash Provided (Used) by Operating Activities      17,060        17,967
                                                     -----------   -----------
Cash Flows from Investing Activities:
  Purchases of property and equipment                     (5,242)       (5,557)
  Proceeds from sale of land                                 500
                                                     -----------   -----------
    Net Cash Provided (Used) by Investing Activities     (4,742)       (5,557)
                                                     -----------   -----------

Cash Flows from Financing Activities:
  Distributions to limited partners                      (21,000)
                                                     -----------   -----------
    Net Cash Provided (Used) by Financing Activities     (21,000)            0
                                                     -----------   -----------
     Net Increase (Decrease) in Cash
      and Temporary Investments                           (8,682)       12,410

Cash and Temporary Investments:
     Beginning of period                                 614,405       453,839
                                                     -----------   -----------

     End of period                                   $   605,723   $   466,249
                                                     ===========   ===========

Reconciliation of Net Income (Loss) to Net Cash Provided (Used) by
 Operating Activities:

  Net Income (Loss)                                  $     8,259   $   (26,075)
   Adjustments to reconcile net income to
    net cash used by operating activities:
     Depreciation and amortization                        22,156        22,963
     (Gain) loss on disposition of property                 (500)
     (Increase) decrease in accounts receivable             (543)        4,020
     (Increase) decrease in prepaid expenses               7,730         9,611
     Increase (decrease) in accounts payable             (20,042)        7,448
                                                     -----------   -----------
       Total Adjustments                                   8,801        44,042
                                                     -----------   -----------

      Net Cash Provided (Used) by Operations         $    17,060   $    17,967
                                                     ===========   ===========

The accompanying notes are an integral part of the financial statements.

                            Super 8 Motels II, Ltd.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1996 and 1995


Note 1:
-------
The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

Users of these interim financial statements should refer to the audited financial statements for the year ended September 30, 1996 for a complete disclosure of significant accounting practices and other detail necessary for a fair presentation of the financial statements.

In accordance with the partnership agreement, the following information is presented related to fees paid to the General Partners or affiliates for the period.

          Franchise Fees                     $       4,103

Upon the sale of the Ontario Motel property in February, 1990, management felt that the payment of the property management fees and partnership management fees became remote. Therefore, no property management fees or partnership management fees have been accrued.


Note 2:
-------
The following table summarizes the major components of motel operating expenses for the periods reported:

                                                     Three Months  Three Months
                                                        Ended         Ended
                                                       12/31/96      12/31/95
                                                     -----------   -----------

Salaries and related costs                           $    48,750   $    49,508
Rent                                                      23,349        23,349
Franchise and advertising fees                            10,257         9,575
Utilities                                                 16,663        15,564
Allocated costs,
 mainly indirect salaries                                 24,547        24,870
Replacements and renovations                               3,740        19,863
Other operating expenses                                  31,217        42,847
                                                     -----------   -----------

Total motel operating expenses                       $   158,523   $   185,576
                                                     ===========   ===========

The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                            Super 8 Motels II, Ltd.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                               December 31, 1996

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 1996, the Partnership's current assets of $629,521 exceeded its current liabilities of $79,111 thereby providing an operating reserve of $550,410. The Partnership experienced a slight negative cash flow of $8,682 for the three month period ended December 31, 1996, which is a reduction in the $12,410 positive cash flow during the corresponding period of the previous fiscal year and is due to the $21,000 distribution made during the quarter.

The Partnership's operating reserve of $550,410 exceeds the General Partners' reserve target of $174,716. The General Partners resumed modest distributions of $3.00 per unit on August 15, 1996, the previous regular distribution date. On November 15, 1996 another $3.00 per unit distribution was made. The amount of the next distribution scheduled for February 15, 1997 will be $5.00 per unit.

The Partnership has equity in its Santa Rosa motel that could provide security for a loan against the property. The total annual cash flow for the Santa Rosa property has been positive in recent years. This positive cash flow would support a modest loan.

The Partnership has no material commitments for capital expenditures. Expenditures for replacements and renovations during the first three months of the fiscal year which will end on September 30, 1997 were $8,982 or 4.4% of room revenues. Capitalized expenditures consisted of $5,242 for guest room carpet.

RESULTS OF OPERATIONS
The following is a comparison of operating results for the three month periods ended December 31, 1996 and December 31, 1995.

Total revenues increased $16,267 or 8.2%. Guest room revenue increased $13,400 or 7.0% due to an increase the occupancy rate from 48.1% to 54.1% while the Partnership's property experienced a decrease in the average room rate from $43.27 to $41.13.

Total expenses for the three month period ended December 31, 1996 decreased $18,067 (or 8.0%) from those incurred in the corresponding period of the previous fiscal year. The decrease in expenditures is associated with the General Partners cost-cutting program.

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


              2-7-97         By /S/ David P. Grotewohl
              ------          -------------------------
               Date           David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







              2-7-97         By /S/ David P. Grotewohl
              ------          -------------------------
               Date           David P. Grotewohl,
                              Chief Financial Officer