Form 10-Q
period 1997-03-31
SUPER 8 MOTELS II LTD
filed 1997-05-05
CIK 316554

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                      For the Period ended March 31, 1997

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

                           SUPER 8 MOTELS II, LTD.

                      (A California Limited Partnership)

                             FINANCIAL STATEMENTS

                           MARCH 31, 1997 AND 1996

                             SUPER 8 MOTELS II, LTD.
                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                           PAGE

   Balance Sheet - March 31, 1997 and September 30, 1996          2

   Statement of Operations - Six Months Ended
   March 31, 1997 and 1996                                        3

   Statement of Changes in Partners' Equity -
   Six Months Ended March 31, 1997 and 1996                       4

   Statement of Cash Flows - Six Months Ended
   March 31, 1997 and 1996                                        5

   Notes to Financial Statements                                  6

   Management Discussion and Analysis                           7 - 8

   Other Information and Signatures                             9 - 10

                          Super 8 Motels II, Ltd.
                     (A California Limited Partnership)
                               Balance Sheet
                    March 31, 1997 and December 31, 1996

                                                           3/31/97     9/30/96
                                                          ---------   ---------
                                   ASSETS
Current Assets:
   Cash and temporary investments                        $  306,638  $  614,405
   Accounts receivable                                       16,720       9,323
   Prepaid expenses                                           5,056      21,662
                                                          ---------   ---------
    Total current assets                                    328,414     645,390
                                                          ---------   ---------
Property and Equipment:
   Capital improvements                                      34,947      34,947
   Buildings                                              1,845,878   1,845,878
   Furniture and equipment                                  495,695     497,661
                                                          ---------   ---------
                                                          2,376,520   2,378,486
   Accumulated depreciation                              (1,788,151) (1,759,327)
                                                          ---------   ---------
    Property and equipment, net                             588,369     619,159

Other Assets:                                                10,818       3,675
                                                          ---------   ---------
    Total Assets                                         $  927,601  $1,268,224
                                                          =========   =========
                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities              $   77,384  $   99,153
                                                          ---------   ---------
    Total current liabilities                                77,384      99,153
                                                          ---------   ---------

    Total liabilities                                        77,384      99,153
                                                          ---------   ---------
Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                          47,529      47,359
   Limited Partners                                         802,688   1,121,712
                                                          ---------   ---------
    Total partners' equity                                  850,217   1,169,071
                                                          ---------   ---------

Total Liabilities and Partners' Equity                   $  927,601  $1,268,224
                                                          =========   =========







   The accompanying notes are an integral part of the financial statements.

                          Super 8 Motels II, Ltd.
                     (A California Limited Partnership)
                          Statement of Operations
                  Six Months Ended March 31, 1997 and 1996

                 Three Months Six Months Three Months Six Months
                                    Ended       Ended       Ended       Ended
                                   3/31/97     3/31/97     3/31/96     3/31/96
                                  ---------   ---------   ---------   ---------
Income:
 Guest room                      $  190,620  $  395,483  $  129,724  $  321,187
 Telephone and vending                3,312       7,552       2,431       5,515
 Interest                             4,551      10,051       3,901       8,020
 Other                                  606       1,130         128         321
                                  ---------   ---------   ---------   ---------
  Total Income                      199,089     414,216     136,184     335,043
                                  ---------   ---------   ---------   ---------
Expenses:
 Motel operating expenses (Note 2)  159,019     317,542     156,768     342,347
 General and administrative           8,685      34,874       5,587      21,983
 Depreciation and amortization       22,498      44,654      23,185      46,148
                                  ---------   ---------   ---------   ---------
  Total Expenses                    190,202     397,070     185,540     410,478
                                  ---------   ---------   ---------   ---------

 Net Income (Loss)               $    8,887  $   17,146  $  (49,356) $  (75,435)
                                  =========   =========   =========   =========
Net Income (Loss) Allocable
 to General Partners                    $89        $171       ($494)      ($754)
                                   ========    ========    ========    ========
Net Income (Loss) Allocable
 to Limited Partners                 $8,798     $16,975    ($48,862)   ($74,681)
                                   ========    ========    ========    ========
Net Income (Loss)
 per Partnership Unit                 $1.26       $2.43      ($6.98)    ($10.67)
                                   ========    ========    ========    ========
Distribution to Limited Partners
 per Partnership Unit                $45.00       $3.00       $0.00       $0.00
                                   ========    ========    ========    ========
















   The accompanying notes are an integral part of the financial statements.

                          Super 8 Motels II, Ltd.
                     (A California Limited Partnership)
                       Statement of Partners' Equity
              For the Six Months Ended March 31, 1997 and 1996


                                                           3/31/97     3/31/96
                                                          ---------   ---------
General Partners:
  Balance, beginning of year                             $   47,359  $   46,345
    Net income (loss)                                           171        (754)
                                                          ---------   ---------
      Balance, End of period                                 47,530      45,591
                                                          ---------   ---------

Limited Partners:
  Balance, beginning of year                              1,121,712   1,042,296
    Net income (loss)                                        16,975     (74,681)
    Distributions to Limited Partners                      (336,000)        -
                                                          ---------   ---------
      Balance, End of Period                                802,687     967,615
                                                          ---------   ---------

      Total Partners' Equity                             $  850,217  $1,013,206
                                                          =========   =========






























   The accompanying notes are an integral part of the financial statements.

                          Super 8 Motels II, Ltd.
                     (A California Limited Partnership)
                          Statement of Cash Flows
              For the Six Months Ended March 31, 1997 and 1996

                                                           3/31/97     3/31/96
                                                          ---------   ---------
Cash Flows from Operating Activities:
 Received from motel revenues                            $  396,925  $  336,322
 Expended for motel operations and
  general and administrative expenses                      (364,391)   (365,741)
 Interest received                                            9,894       7,996
                                                          ---------   ---------
   Net Cash Provided (Used) by Operating Activities          42,428     (21,423)
                                                          ---------   ---------
Cash Flows from Investing Activities:
 Purchases of property and equipment                        (14,695)    (21,566)
 Proceeds from sale of land                                     500          20
                                                          ---------   ---------
   Net Cash Provided (Used) by Investing Activities         (14,195)    (21,546)
                                                          ---------   ---------
Cash Flows from Financing Activities:
 Distributions to limited partners                         (336,000)        -
                                                          ---------   ---------
   Net Cash Provided (Used) by Financing Activities        (336,000)        -
                                                          ---------   ---------
    Net Increase (Decrease) in Cash and
     Temporary Investments                                 (307,767)    (42,969)

Cash and Temporary Investments:
    Beginning of period                                     614,405     453,839
                                                          ---------   ---------
    End of period                                        $  306,638  $  410,870
                                                          =========   =========
Reconciliation of Net Income (Loss) to Net Cash Provided (Used) by
 Operating Activities:

  Net Income (Loss)                                      $   17,146  $  (75,435)
                                                          ---------   ---------
   Adjustments to reconcile net income to net cash used by operating activities:
     Depreciation and amortization                           44,654      46,148
     (Gain) loss on disposition of property and equipment       331         (20)
     (Increase) decrease in accounts receivable              (7,397)      9,275
     (Increase) decrease in prepaid expenses                 16,606      20,310
     (Increase) decrease in other assets                     (7,143)        -
     Increase (decrease) in accounts payable                (21,769)    (21,701)
                                                          ---------   ---------
        Total Adjustments                                    25,282      54,012
                                                          ---------   ---------

      Net Cash Provided (Used) by Operating Activities   $   42,428  $  (21,423)
                                                          =========   =========




   The accompanying notes are an integral part of the financial statements.

                          Super 8 Motels II, Ltd.
                     (A California Limited Partnership)
                       Notes to Financial Statements
                  Six Months Ended March 31, 1997 and 1996


Note 1:

The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

Users of these interim financial statements should refer to the audited financial statements for the year ended September 30, 1996 for a complete disclosure of significant accounting policies and practices and other detail necessary for a fair presentation of the financial statements.

In accordance with the partnership agreement, the following information is presented related to fees paid to the General Partners or affiliates for the period.

          Franchise Fees              $  7,917

Upon the sale of the Ontario Motel property in February, 1990, management felt that the payment of the property management fees and partnership management fees became remote. Therefore, no property management fees or partnership management fees have been accrued.


Note 2:

The following table summarizes the major components of motel operating expenses for the periods reported:

                 Three Months Six Months Three Months Six Months
                                    Ended       Ended       Ended       Ended
                                   3/31/97     3/31/97     3/31/96     3/31/96
                                  ---------   ---------   ---------   ---------
Salaries and related costs       $   48,218  $   96,968  $   40,295  $   89,803
Rent                                 23,349      46,713      23,349      46,697
Franchise and advertising fees        9,536      19,793       6,489      16,064
Utilities                            16,056      32,719      12,022      27,586
Allocated costs,
 mainly indirect salaries            22,055      46,602      22,909      47,780
Replacements and renovations          1,538       5,278       5,518      25,381
Other operating expenses             38,267      69,469      46,186      89,036
                                  ---------   ---------   ---------   ---------
Total motel operating expenses   $  159,019  $  317,542  $  156,768  $  342,347
                                  =========   =========   =========   =========

The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                           SUPER 8 MOTELS II, LTD.
                     (A California Limited Partnership)
                     MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                MARCH 31, 1997

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Partnership's current assets of $328,414 exceeded its current liabilities of $77,384 thereby providing an operating reserve of $251,030. The Partnership experienced a negative cash flow of $307,767 for the six month period ended March 31, 1997 due to partnership distributions totaling $336,000. The Partnership distributed $280,000 in accumulated reserves as a special distribution in February 1997. The normal quarterly distribution is expected to be around $5 per unit. The Partnership achieved an increase in cash flow from operations of $63,851 during the six month period covered by this report as compared to the previous fiscal year.

The Partnership has equity in its Santa Rosa motel that could provide security for a loan against the property. The total annual cash flow for the Santa Rosa property has been positive in recent years. This positive cash flow would support a modest loan.

The Partnership has no material commitments for capital expenditures. Expenditures for replacements and renovations during the first six months of the fiscal year which will end on September 30, 1997 were $19,767 or 5.0% of room revenues. Included in these expenditures was $7,447 for a replacement washing machine, $5,242 for guest room carpet and vinyl, $2,006 for a replacement ice machine and $2,006 for replacement chairs. During the fiscal years ending September 30, 1997 and 1998, the Partnership anticipates both parking lot renovation and building painting will be paid for from the cash reserves.

RESULTS OF OPERATIONS

The following is a comparison of operating results for the six month periods ended March 31, 1997 and March 31, 1996.

Total revenues increased $79,173 or 23.6% during the first six months of fiscal year ending September 30, 1997 as compared to the corresponding period of the previous fiscal year. Guest room revenue increased $74,296 or 23.1% during the period covered by this report. The Partnership's motel achieved an increase in its occupancy rate from 40.9% in the previous fiscal year compared to 52.8% in the current fiscal year. This performance increase was slightly offset by a reduction in average daily room rate from $42.86 previously to $41.12 currently. The motel achieved improved occupancy in the leisure and corporate business segments.

Total expenses for the six month period ended March 31, 1997 decreased $13,408 or 3.3% from those incurred in the corresponding period of the previous fiscal year. Reduced expenditures for renovations and replacements was the primary element in the comparatively reduced expenses.

                          SUPER 8 MOTELS II, LTD.
                    (A California Limited Partnership)
                    MANAGEMENT DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                        MARCH 31, 1997 (Continued)


FUTURE TRENDS

The Santa Rosa lodging market has started to recover after its poor performance over the previous three years. The leisure market segment and to a lessor degree, the corporate market segment have returned to the levels previously experienced by the Partnership. The Partnership's economic performance will be dependent on the trends in the Santa Rosa and nearby markets on the Highway 101 corridor. The Partnership's expenses are subject to cost inflation.

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


              5-5-97          By /S/ David P. Grotewohl
              ------          -------------------------
               Date           David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







              5-5-97          By /S/ David P. Grotewohl
              ------          -------------------------
               Date           David P. Grotewohl,
                              Chief Financial Officer