Form 10-Q
period 1997-06-30
SUPER 8 MOTELS II LTD
filed 1997-08-12
CIK 316554

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                      For the Period ended June 30, 1997

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

                           SUPER 8 MOTELS II, LTD.

                      (A California Limited Partnership)

                             FINANCIAL STATEMENTS

                            JUNE 30, 1997 AND 1996

                             SUPER 8 MOTELS II, LTD.
                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                           PAGE

   Balance Sheet - June 30, 1997 and September 30, 1996           2

   Statement of Operations - Nine Months Ended
   June 30, 1997 and 1996                                         3

   Statement of Changes in Partners' Equity -
   Nine Months Ended June 30, 1997 and 1996                       4

   Statement of Cash Flows - Nine Months Ended
   June 30, 1997 and 1996                                         5

   Notes to Financial Statements                                  6

   Management Discussion and Analysis                           7 - 8

   Other Information and Signatures                             9 - 10

                             Super 8 Motels II, Ltd.
                       (A California Limited Partnership)
                                  Balance Sheet
                      June 30, 1997 and September 30, 1996

                                                        6/30/97       9/30/96
                                                      ----------    ----------
                                     ASSETS
Current Assets:
   Cash and temporary investments                    $   365,856   $   614,405
   Accounts receivable                                    14,986         9,323
   Prepaid expenses                                        6,920        21,662
                                                      ----------    ----------
    Total current assets                                 387,762       645,390
                                                      ----------    ----------

Property and Equipment:
   Capital improvements                                   34,947        34,947
   Buildings                                           1,845,878     1,845,878
   Furniture and equipment                               514,591       497,661
                                                      ----------    ----------
                                                       2,395,416     2,378,486
   Accumulated depreciation                           (1,811,066)   (1,759,327)
                                                      ----------    ----------

    Property and equipment, net                          584,350       619,159
                                                      ----------    ----------

Other Assets:                                             10,818         3,675
                                                      ----------    ----------

    Total Assets                                     $   982,930   $ 1,268,224
                                                      ==========    ==========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities          $    86,361   $    99,153
                                                      ----------    ----------
    Total current liabilities                             86,361        99,153
                                                      ----------    ----------

    Total liabilities                                     86,361        99,153
                                                      ----------    ----------

Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                       48,344        47,359
   Limited Partners                                      848,225     1,121,712
                                                      ----------    ----------
    Total partners' equity                               896,569     1,169,071
                                                      ----------    ----------

Total Liabilities and Partners' Equity               $   982,930   $ 1,268,224

                                                      ==========    ==========
    The accompanying notes are an integral part of the financial statements.

                             Super 8 Motels II, Ltd.
                       (A California Limited Partnership)
                             Statement of Operations
                    Nine Months Ended June 30, 1997 and 1996

                             Three Months  Nine Months Three Months  Nine Months
                                 Ended        Ended        Ended        Ended
                                6/30/97      6/30/97      6/30/96      6/30/96
                              ----------   ----------   ----------   ----------

Income:
  Guest room                  $  267,559   $  663,042   $  223,383   $  544,570
  Telephone and vending            3,379       10,931        3,775        9,290
  Interest                         2,856       12,907        3,707       11,726
  Other                            3,481        4,611          881        1,203
                               ---------    ---------    ---------    ---------
   Total Income                  277,275      691,491      231,746      566,789
                               ---------    ---------    ---------    ---------

Expenses:
  Motel operating expenses
   (Note 2)                      170,488      488,030      158,199      500,546
  General and administrative       2,520       37,394        5,290       27,273
  Depreciation and
   amortization                   22,915       67,569       21,362       67,510
                               ---------    ---------    ---------    ---------
   Total Expenses                195,923      592,993      184,851      595,329
                               ---------    ---------    ---------    ---------

  Net Income (Loss)           $   81,352   $   98,498   $   46,895   $  (28,540)
                               =========    =========    =========    =========

Net Income (Loss) Allocable
 to General Partners                $814         $985         $469        ($285)
                               =========    =========    =========    =========

Net Income (Loss) Allocable
 to Limited Partners             $80,538      $97,513      $46,426     ($28,255)
                               =========    =========    =========    =========

Net Income (Loss)
 per Partnership Unit             $11.51       $13.93        $6.63       ($4.04)
                               =========    =========    =========    =========

Distribution to Limited
 Partners per
 Partnership Unit                  $5.00       $53.00        $0.00        $0.00
                               =========    =========    =========    =========





    The accompanying notes are an integral part of the financial statements.

                             Super 8 Motels II, Ltd.
                       (A California Limited Partnership)
                          Statement of Partners' Equity
                For the Nine Months Ended June 30, 1997 and 1996




                                                       6/30/97        6/30/96
                                                     -----------    -----------
General Partners:
  Balance, beginning of year                         $    47,359   $    46,345
    Net income (loss)                                        985          (285)
                                                      ----------    ----------
      Balance, End of period                              48,344        46,060
                                                      ----------    ----------


Limited Partners:
  Balance, beginning of year                           1,121,712     1,042,296
    Net income (loss)                                     97,513       (28,255)
    Distributions to Limited Partners                   (371,000)         -
                                                      ----------    ----------
      Balance, End of Period                             848,225     1,014,041
                                                      ----------    ----------

      Total Partners' Equity                         $   896,569   $ 1,060,101
                                                      ==========    ==========

























    The accompanying notes are an integral part of the financial statements.

                             Super 8 Motels II, Ltd.
                       (A California Limited Partnership)
                             Statement of Cash Flows
                For the Nine Months Ended June 30, 1997 and 1996

                                                       6/30/97        6/30/96
                                                     -----------    -----------
Cash Flows from Operating Activities:
 Received from motel revenues                        $  671,817    $   565,820
 Expended for motel operations and
  general and administrative expenses                  (530,286)      (515,603)
 Interest received                                       14,011         13,080
                                                      ---------     ----------
  Net Cash Provided (Used) by Operating Activities      155,542         63,297
                                                      ---------     ----------
Cash Flows from Investing Activities:
 Purchases of property and equipment                    (33,591)       (27,209)
 Proceeds from sale of land                                 500             20
                                                      ---------     ----------
  Net Cash Provided (Used) by Investing Activities      (33,091)       (27,189)
                                                      ---------     ----------
Cash Flows from Financing Activities:
 Distributions to limited partners                     (371,000)          -
                                                      ---------     ----------
  Net Cash Provided (Used) by Financing Activities     (371,000)          -
                                                      ---------     ----------
   Net Increase (Decrease) in Cash
     and Temporary Investments                         (248,549)        36,108

Cash and Temporary Investments:
   Beginning of period                                  614,405        453,839
                                                      ---------     ----------

   End of period                                     $  365,856    $   489,947
                                                      =========     ==========
Reconciliation of Net Income (Loss) to
  Net Cash Provided (Used) by
  Operating Activities:

  Net Income (Loss)                                  $   98,498    $   (28,540)
                                                      ---------     ----------
   Adjustments to reconcile net income to net cash used by operating activities:
     Depreciation and amortization                       67,569         67,510
     (Gain) loss on disposition of
       property and equipment                               331            (20)
     (Increase) decrease in accounts receivable          (5,663)        12,111
     (Increase) decrease in prepaid expenses             14,742         16,216
     (Increase) decrease in other assets                 (7,143)          -
     Increase (decrease) in accounts payable            (12,792)        (3,980)
                                                      ---------    -----------
       Total Adjustments                                 57,044         91,837
                                                      ---------    -----------
      Net Cash Provided (Used) by
       Operating Activities                          $  155,542    $    63,297
                                                      =========     ==========

    The accompanying notes are an integral part of the financial statements.

                             Super 8 Motels II, Ltd.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                    Nine Months Ended June 30, 1997 and 1996


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

          Franchise Fees                       $   13,267

Upon the sale of the Ontario Motel property in February, 1990, management felt that the payment of the property management fees and partnership management fees became remote. Therefore, no property management fees or partnership management fees have been accrued.

Note 2:

The following table summarizes the major components of motel operating expenses for the periods reported:

                             Three Months  Nine Months Three Months  Nine Months
                                 Ended         Ended       Ended        Ended
                                6/30/97       6/30/97     6/30/96      6/30/96
                              ----------   -----------  ----------   ----------

Salaries and related costs    $   52,494   $  149,462   $   44,783   $  134,586
Rent                              23,349       70,062       23,349       70,046
Franchise and advertising fees    13,375       33,168       11,171       27,235
Utilities                         18,909       51,628       16,104       43,690
Allocated costs,
 mainly indirect salaries         22,157       68,759       23,816       71,595
Replacements and renovations         941        6,219        1,110       26,491
Other operating expenses          39,263      108,732       37,866      126,903
                               ---------    ---------    ---------     --------

Total motel operating
  expenses                    $  170,488   $  488,030   $  158,199   $  500,546
                               =========    =========    =========    =========


The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                  JUNE 30, 1997

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1997, the Partnership's current assets of $387,762 exceeded its current liabilities of $86,361 thereby providing an operating reserve of $301,401. The Partnership experienced a negative cash flow of $248,549 for the nine month period ended June 30, 1997 due to partnership distributions totaling $371,000. The Partnership distributed $280,000 in accumulated reserves as a special distribution in February 1997. The normal quarterly distribution is expected to be around $5 per unit. The Partnership achieved an increased cash flow from operations of $92,245 during the nine month period covered by this report as compared to the previous fiscal year.

         The Partnership has equity in its Santa Rosa motel that could provide security for a loan against the property. The total annual cash flow for the Santa Rosa property has been positive in recent years. This positive cash flow would support a modest loan.

         The Partnership has no material commitments for capital expenditures. Expenditures for replacements and renovations during the first nine months of the fiscal year which will end on September 30, 1997 were $39,810 or 6.0% of room revenues. Included in these expenditures was $8,024 for a replacement washing machine, $23,560 for guest room and corridor carpet and vinyl, $2,006 for a replacement ice machine and $2,006 for replacement chairs. During the fiscal years ending September 30, 1997 and 1998, the Partnership anticipates funding both parking lot refurbishments and building painting from the cash reserves.

RESULTS OF OPERATIONS

         The following is a comparison of operating results for the nine month periods ended June 30, 1997 and June 30, 1996.

         Total revenues increased $124,702 or 22.0% during the first nine months of fiscal year ending September 30, 1997 as compared to the corresponding period of the previous fiscal year. Guest room revenue increased $118,472 or 21.8% during the period covered by this report. The Partnership's motel achieved an increase in its occupancy rate to 55.4% in the current fiscal year compared to 46.0% in the previous fiscal year. This performance increase was slightly supplemented by an increase in average daily room rate from $43.20 previously to $43.82 currently. The motel achieved improved occupancy in the leisure and corporate business segments.

         Total expenses for the nine month period ended June 30, 1997 decreased $2,336 or 0.4% from those incurred in the corresponding period of the previous fiscal year. The increased expenditures were associated with increased occupancy.

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                            JUNE 30, 1997 (Continued)


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









                              SUPER 8 MOTELS II, LTD


              8-12-97         By /S/ David P. Grotewohl
              -------         -------------------------
               Date           David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







              8-12-97         By /S/ David P. Grotewohl
              -------         -------------------------
               Date           David P. Grotewohl,
                              Chief Financial Officer