Form 10-K
period 1997-09-30
SUPER 8 MOTELS II LTD
filed 1997-12-23
CIK 316554

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                                   (Mark One)
           ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 1997
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ______________to ___________

                          Commission file number 0-9218

                             SUPER 8 MOTELS II, LTD.
             (Exact name of registrant as specified in its charter)

                              California 94-2574309
             (State or other jurisdiction of    (I.R.S. Employer iden-
               incorporation or organization)      tification No.)

                   2030 J Street, Sacramento, California 95814
               (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (916) 442-9183

        Securities registered pursuant to Section 12 (b) of the Act: None
                                   Securities
registered pursuant to Section 12 (g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

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


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.  BUSINESS

General Development of Business

     Super 8 Motels II, Ltd. (the "Partnership") is a limited partnership which was organized under the Uniform Limited Partnership Act of the State of California on May 7, 1979. The Managing General Partner of the Partnership is Grotewohl Management Services, Inc., a California corporation which is 50% owned by Philip B. Grotewohl. The Associate General Partner of the Partnership is Robert J. Dana. The Associate General Partner does not have general responsibility in connection with the management of the business affairs of the Partnership. The Managing General Partner and the Associate General Partner are sometimes hereinafter referred to as the "General Partners."

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

     Super 8 Motels, Inc. is a South Dakota corporation which was organized in 1972. Its first franchised motel commenced operation in 1974 and, as of November 30, 1997, it had a total of 1,619 franchised motels having an aggregate in excess of 98,000 guest rooms in operation. On April 30, 1993, Super 8 Motels, Inc. became a wholly-owned subsidiary of Hospitality Franchise Systems, Inc.
("HFS"). In addition to Super 8 Motels, HFS is also the franchisor of hospitality properties under the Howard Johnson, Ramada, Voyager Lodge, Knights Inn, Winngate Inn, Travelodge and Days Inn tradenames.

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

Santa Rosa, California

     The motel located in Santa Rosa, California, which consists of 100 guest rooms, commenced operations on November 12, 1980. The average occupancy rates and average room rates for the period from October 1, 1994 to September 30, 1997, are as follows:

                             1994 - 1995    1995 - 1996    1996 - 1997
                             -----------    -----------    -----------
Average Occupancy Rate           54%            53%            60%
Average Room Rate              $42.33         $44.49         $45.65

     The following existing lodging facilities provide direct or indirect competition to the Partnership's Santa Rosa motel:

                                                      APPROXIMATE
                                                     DISTANCE FROM
                                    NUMBER OF        PARTNERSHIP'S
             FACILITY                ROOMS         MOTEL (IN MILES)
        -----------------------     ---------       ----------------
        Motel 6                        100              Adjacent
        Motel 6                        119             0.5 miles
        Los Robles Inn                  90             0.5 miles
        Sandman Motel                  112             0.5 miles
        Ramada Inn                      50             0.5 miles
        Holiday Inn Express             95             1.0 mile
        Days Inn                       160             1.5 miles
        TraveLodge                      60             2.0 miles
        Best Western Garden Inn        100             3.0 miles

     The Partnership employs (on a full-time or part-time basis) one manager, seven desk clerks, nine laundry and housekeeping employees, and one maintenance worker at the Santa Rosa motel.

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

     The term of the lease extends until August 31, 2015, with a possible extension of the term for up to an additional 15 years through exercise by the Partnership of three five-year renewal options. Base rental payments are subject to adjustment at three-year intervals to reflect changes in the Consumer Price Index. The base rent is $8,398 per month from September 1, 1997 through August 31, 2000. Such rent is net to the lessor of property taxes and assessments, utilities and other expenses relating to the land.

     In April 1980, construction of the Partnership's 100-room motel was commenced on the site. The motel opened for operations immediately after construction was completed on November 12, 1980.

 Item 3.  LEGAL PROCEEDINGS

     On October 27, 1997 a complaint was filed in the United States District Court, Eastern District of California by the registrant, Grotewohl Management Services, Inc. (a general partner of the registrant) and four other limited partnerships (together with the registrant, the "Partnerships") as to which Grotewohl Management Services, Inc. serves as general partner (i.e., Super 8 Motels, Ltd., Super 8 Motels III, Ltd., Super 8 Economy Lodging IV, Ltd., and Famous Host Lodging V, L.P.), as plaintiffs. The complaint names as defendants Everest/Madison Investors, LLC, Everest Lodging Investors, LLC, Everest Properties, LLC, Everest Partners, LLC, Everest Properties II, LLC, Everest Properties, Inc., W. Robert Kohorst, David I. Lesser, The Blackacre Capital Group, L.P., Blackacre Capital Management Corp., Jeffrey B. Citron, Ronald J. Kravit, and Stephen B. Enquist. The factual basis underlying the plaintiffs' causes of actions pertains to tender offers directed by certain of the defendants to limited partners of the Partnerships, and to indications of interest made by certain of the defendants in purchasing the property of the Partnerships. The complaint requests the following relief: (i) a declaration that each of the defendants has violated Sections 13(d), 14(d) and 14(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the rules and regulations promulgated by the Securities and Exchange Commission thereunder;
(ii) a declaration that certain of the defendants have violated Section 15(a) of the Exchange Act and the rules and regulations thereunder; (iii) an order permanently enjoining the defendants from (a) soliciting tenders of or accepting for purchase securities of the Partnerships, (b) exercising any voting rights attendant to the securities already acquired, (c) soliciting proxies, and (d) violating Sections 13 or 14 of the Exchange Act or the rules and regulations promulgated thereunder; (iv) an order enjoining certain of the defendants from violating Section 15(a) of the Exchange Act and the rules and regulations promulgated thereunder; (v) an order directing certain of the defendants to offer to each person who sold securities to such defendants the right to rescind such sale; and (vi) a declaration that the Partnerships need not provide to the defendants a list of limited partners in the Partnerships or any other information respecting the Partnerships which is not publicly available. The plaintiffs have not yet received an answer of the defendants respecting the complaint.

     On October 28, 1997 a complaint was filed in the Superior Court of the State of California, Sacramento County by Everest Lodging Investors, LLC and Everest/Madison Investors, LLC, as plaintiffs, against Philip B. Grotewohl, Grotewohl Management Services, Inc., Kenneth M. Sanders, Robert J. Dana, Borel Associates, and BWC Incorporated, as defendants, and the Partnerships, as nominal defendants. The factual basis underlying the causes of action pertains to the receipt by the defendants of franchise fees and reimbursement of expenses, the indications of interest made by the plaintiffs in purchasing the properties of the nominal defendants, and the alleged refusal of the defendants to provide information required by the terms of the Partnership's partnership agreement and California law. The complaint requests the following relief: (i) a declaration that the action is a proper derivative action; (ii) an order requiring the defendants to discharge their fiduciary duties to the Partnerships and to enjoin them from breaching their fiduciary duties; (iii) disgorgement of certain profits; (iv) appointment of a receiver; and (v) an award for damages in an amount to be determined. The defendants and nominal defendants have recently been served and are formulating their response to the complaint.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable.

                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

Market Information

     The Units are not freely transferable and no public market for the Units has developed or is expected to develop.

Holders

     As of December 1, 1997, a total of 1,014 investors ("Limited Partners") held Units in the Partnership.

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

     The following distributions to the Limited Partners were made during the last two fiscal years:

                                         Total         Amount
                        Date         Distribution     Per Unit
                      --------       ------------     --------
                       8-15-96          $21,000         $3.00
                      11-15-96          $21,000         $3.00
                       2-15-97          $35,000         $5.00
                        3-3-97         $280,000        $40.00
                       5-15-97          $35,000         $5.00
                       8-15-97          $52,500         $7.50


Item 6.  SELECTED FINANCIAL DATA

     Following are selected financial data of the Partnership for the fiscal years ended September 30, 1997, 1996, 1995, 1994 and 1993.

                             SUPER 8 MOTELS II, LTD.

Item 6. Selected Financial Data



                                      Years Ended September 30:
                     ----------------------------------------------------------
                         1997       1996        1995        1994        1993
                     ----------  ----------  ----------  ----------  ----------
Total Income         $1,032,367    $889,283    $850,781    $827,562    $846,804
Motel Room Income      $995,707    $856,246    $829,326    $808,505    $828,804
Net Income (Loss)      $213,399    $101,430     $31,089    $(31,564)   $(88,213)

Per Partnership Unit:
  Cash distributions     $60.50       $3.00        -           -           -
  Net income (loss)      $30.18      $14.35       $4.40      $(4.46)    $(12.48)

                                      Years Ended September 30:
                     ----------------------------------------------------------
                         1997       1996        1995        1994        1993
                     ----------  ----------  ----------  ----------  ----------

Total Assets         $1,067,776  $1,268,224  $1,172,917  $1,122,106  $1,158,408
Long-Term Debt             -           -           -           -           -

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Liquidity

     The Managing General Partner believes that the Partnership's liquidity, defined as its ability to generate sufficient amounts of cash to satisfy its cash needs, is adequate. Current assets of $486,052 exceed current liabilities of $108,806 by $ 377,246 as of September 30, 1997 as compared with $546,237 for the same date in the previous fiscal year.

     After the second quarter of the fiscal year ended September 30, 1992, the Managing General Partner suspended the Limited Partners' quarterly distributions to preserve cash, with the intention of resuming distributions to the extent distributions could be sustained by the cash flow from the Santa Rosa motel operations. In August 1996, the Managing General Partner authorized the resumption of distributions at a modest $3 per Unit per quarter. The most recent distribution was $7.50 per Unit per quarter.

     The Managing General Partner has a reserve target equal to 5% of "Adjusted Capital Contributions," or $174,716 (5% of $3,494,317). "Adjusted Capital Contributions" is computed as the original amount raised ($7,000,000) less the $259,154 returned to the Limited Partners in 1982 from the sale of excess Ontario land, and less the $3,246,529 returned to the Limited Partners from the 1990 Ontario motel sale. The $377,246 excess of current assets over current liabilities exceeds the reserve target. The Managing General Partner has decided to maintain the higher operating reserve pending sustained improvement in the Santa Rosa lodging market.

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

     The Partnership currently has no material commitments for capital expenditures. Its motel property is in full operation, and no further property acquisitions or extraordinary capital improvements are contemplated. Except as described below, the Managing General Partner is aware of no material trends or changes with respect to the mix or relative cost of the Partnership's capital resources. Working capital is expected to be generated by revenues from operations.

     During the fiscal year covered by this report, the Partnership expended $61,087 on renovations and replacements ($43,159 of which was capitalized). Included in these amounts was $28,669 for guest room and corridor carpeting, $8,024 for a replacement washing machine, $4,459 for six replacement room air-conditioning units and $3,660 for furniture refurbishment.

     During the fiscal year ended September 30, 1996, the Partnership capitalized $36,984 of the $57,971 spent on the refurbishment of its motel and furnishings. Included in the capitalized items were $11,148 for a replacement central office computer, $8,149 for a replacement washing machine, $6,817 for new backflow devices required by the City of Santa Rosa under the EPA's administration of the Clean Water Act, $6,088 for replacement room carpets, $2,577 for a replacement clothes dryer and $2,205 for replacement television sets. The non-capitalized renovations of $20,988 included expenditures for lamps and light fixtures, drapes, air-conditioning units, mattresses, chairs, outside building trim repairs and landscaping.

     The Managing General Partner anticipates that approximately 3% of gross room revenues will be spent on replacement and renovation during the fiscal year ending September 30, 1998. The Managing General Partner intends that all of these expenditure will be made from cash flow from operations or, if such cash flow is insufficient, from the Partnership's cash reserves.

Results of Operations

Partnership's Combined Financial Results

     During the fiscal year covered by this report as compared to the previous fiscal year, the Partnership achieved a $143,084 (or 16.1%) increase in total income. This increase was due primarily to a $139,461 (or 16.3%) increase in guest room revenue. The increased room revenue is discussed under the Santa Rosa Motel caption below.

     During the fiscal year ended September 30, 1996 as compared to the previous fiscal year, the Partnership achieved a $38,502 (or 4.5%) increase in total income, due primarily to a $26,920 (or 3.2%) increase in guest room revenue. The income increase is discussed under the Santa Rosa Motel caption below.

     During the fiscal year covered by this report as compared to the previous fiscal year, the Partnership experienced a $31,115 (or 3.9%) increase in total expenses. This increase is related to increased property occupancy and is discussed below in more detail.

     During the fiscal year ended September 30, 1996 as compared to the previous fiscal year, the Partnership achieved a $31,839 (or 3.9%) reduction in total expenses, due primarily to the $25,548 (or 3.7%) reduction in motel operating expenses. This decrease in motel operating expenses is discussed below.

Santa Rosa Motel

     The following is a comparison of operating results of the Partnership's Santa Rosa motel for the twelve-month periods ended September 30, 1995, 1996 and 1997:
                                         Average        Average
                                        Occupancy        Room
             Twelve months ended:          Rate          Rate
             --------------------       ---------       -------
             September 30, 1995           53.7%         $42.33
             September 30, 1996           52.6%         $44.49
             September 30, 1997           59.8%         $45.65

                              Total    Total Expenditures   Partnership
   Twelve months ended:     Revenues    and Debt Service    Cash Flow (1)
   --------------------    ----------  ------------------   ------------
   September 30, 1995        $850,781       $752,705           $98,076
   September 30, 1996        $889,283       $733,042          $156,241
   September 30, 1997      $1,032,367       $771,215          $261,152

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

     Reconciliation of Partnership Cash Flow (included in the chart above) to Net Income as shown on the Statements of Operations (in the financial statements) is as follows:
                                        1995         1996         1997
                                     --------      --------      --------
Partnership Cash Flow                 $98,076      $156,241      $261,152
Additions to Fixed Assets              28,974        36,964        43,159
Depreciation and Amortization         (97,047)      (91,815)      (90,581)
Other Items                             1,086            40          (331)
                                     --------      --------      --------
Net Income                            $31,089      $101,430      $213,399
                                     ========      ========      ========

     During the fiscal year covered by this report as compared to the previous fiscal year, the Partnership's Santa Rosa motel achieved an increase in its guest room revenue through increases in both its average room rate and its occupancy rate. The occupancy rate increased from 52.6% during the previous fiscal year to 59.8% for the fiscal year covered by this report. The average room rate increased from $44.49 to $45.65. These two increases resulted in the 16% increase in guest room revenue. The Santa Rosa motel achieved its largest increased revenue from the leisure-market segment with the next largest increase from the corporate segment.

     During the fiscal year ended September 30, 1996 as compared to the previous fiscal year, the Partnership's Santa Rosa motel achieved an increase in its guest room revenue through an increase in its average daily room rate. This increase in revenue was partially offset by a decrease in overall room demand. This result was achieved by selling more rooms to the higher-priced leisure market segment and fewer rooms to the corporate, government, group and discount-market segments.

     During the fiscal year covered by this report as compared to the previous fiscal year, the Partnership's Santa Rosa motel experienced a $38,173 or 5.2% increase in total expenditures which is due primarily to the 13.7% increase in occupancy. The increased expenditures included $14,411 in room attendent wages, $6,973 in increased franchise royalties and advertising costs and $7,250 in appraisal costs.

     During the fiscal year ended September 30, 1996 as compared to the previous fiscal year, the Partnership's Santa Rosa motel achieved a 2.6% reduction in total expenditures and debt service while the average occupancy declined 2.0%. The Partnership's Santa Rosa motel achieved a reduction of $20,880 in expenditures for renovations and additions to fixed assets and $5,241 in front desk wages and salaries, which were partially offset by a $7,264 increase in utility costs.

Future Trends

     The Managing General Partner believes that the adverse conditions in the Santa Rosa lodging market somewhat eased in the last year, although such conditions may continue to have a negative impact on the Partnership's profitability in the near term. Although there can be no assurance in this regard, analysis of economic growth trends and planned hotel and motel construction leads the Managing General Partner to believe that the Santa Rosa economy will eventually absorb the existing supply of motel rooms.

     The Managing General Partner expects the Partnership's occupancy percentages (and thus revenues and profitability) to benefit from continued economic growth in the local and California economies. The Managing General Partner anticipates lower occupancy rates and perhaps lower room rates in the event of an economic downturn. The Managing General Partner believes that competitive conditions in the Santa Rosa market are such as to restrict the Partnership's ability, in the short run, to increase its room rates to compensate for inflation.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK

     Inapplicable

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Financial Statements and Notes to Financial Statements attached hereto at pages F-1 through F-13.

                           ANNUAL REPORT ON FORM 10-K

                                     ITEM 8

                              FINANCIAL STATEMENTS

                             SUPER 8 MOTELS II, LTD.

                             SACRAMENTO, CALIFORNIA

                               SEPTEMBER 30, 1997

Item 8: Financial Statements



                             SUPER 8 MOTELS II, LTD.

                          INDEX OF FINANCIAL STATEMENTS


                                                                     Pages
                                                                     -----

Financial Statements:
    Report of Certified Public Accountants                            F-3

    Balance Sheets, September 30, 1997 and 1996                       F-4

    Statements of Operations for the years ended                      F-5
      September 30, 1997, 1996 and 1995

    Statements of Partners' Equity for the years ended                F-6
      September 30, 1997, 1996 and 1995

    Statements of Cash Flows for the years ended                      F-7 to
      September 30, 1997, 1996 and 1995                               F-8

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

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Partners
Super 8 Motels II, Ltd.

We have audited the  accompanying  balance  sheets of Super 8 Motels II, Ltd., a
California limited partnership, as of September 30, 1997 and 1996 and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly , in all material respects, the financial position of Super 8 Motels II, Ltd. as of September 30, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.


VOCKER KRISTOFFERSON AND CO.



San Mateo, California

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           September 30, 1997 and 1996


                                     ASSETS

                                                          1997          1996
                                                       ----------    ----------
Current Assets:
 Cash and temporary investments (Notes 1 and 3)          $459,098      $614,405
 Accounts receivable                                       17,937         9,323
 Prepaid expenses                                           9,017        21,662
                                                       ----------    ----------
  Total Current Assets                                    486,052       645,390
                                                       ----------    ----------
Property and Equipment (Notes 2 and 7):
 Capital improvements                                      34,947        34,947
 Building                                               1,845,878     1,845,878
 Furniture and equipment                                  524,159       497,661
                                                       ----------    ----------
                                                        2,404,984     2,378,486
 Accumulated depreciation and amortization             (1,834,078)   (1,759,327)
                                                       ----------    ----------
  Property and Equipment, Net                             570,906       619,159
                                                       ----------    ----------
Other Assets (Note 2):
 Deposit of federal income tax                             10,818         3,675
                                                       ----------    ----------
    Total Assets                                       $1,067,776    $1,268,224
                                                       ==========    ==========

                        LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
 Accounts payable and accrued liabilities              $  105,071    $   97,413
 Due to related parties (Note 4)                            3,735         1,740
                                                       ----------    ----------
    Total Liabilities                                     108,806        99,153
                                                       ----------    ----------

Contingent Liabilities and Lease Commitment
 (Notes 4 and 5)                                             -             -

Partners' Equity:
 General Partners                                          49,493        47,359
 Limited Partners                                         909,477     1,121,712
                                                       ----------    ----------
  Total Partners' Equity                                  958,970     1,169,071
                                                       ----------    ----------
    Total Liabilities and Partners' Equity             $1,067,776    $1,268,224
                                                       ==========    ==========


   The accompanying notes are an integral part of these financial statements

                            SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS



                                                  Years Ended September 30:
                                              ---------------------------------
                                                 1997        1996        1995
                                              ---------   ---------   ---------
Income:
 Motel room                                    $995,707    $856,246    $829,326
 Telephone and vending                           14,913      14,721      10,260
 Interest                                        16,818      17,236      10,068
 Other                                            4,929       1,080       1,127
                                              ---------   ---------   ---------
  Total Income                                1,032,367     889,283     850,781
                                              ---------   ---------   ---------
Expenses:
 Motel operations (exclusive of depreciation
  shown separately below) (Notes 4 and 6)       684,677     662,519     688,067
 General and administrative (exclusive of
  depreciation shown separately below) (Note 4)  43,710      33,519      34,578
 Depreciation and amortization (Note 2)          90,581      91,815      97,047
                                              ---------   ---------   ---------
  Total Expenses                                818,968     787,853     819,692
                                              ---------   ---------   ---------

  Net Income                                   $213,399    $101,430     $31,089
                                              =========   =========   =========

Net Income Allocable to General Partners         $2,134      $1,014        $311
                                                =======     =======     =======

Net Income Allocable to Limited Partners       $211,265    $100,416     $30,778
                                               ========    ========     =======

Net Income Per Partnership Unit (Note 1)         $30.18      $14.35       $4.40
                                                =======     =======     =======

Distributions to Limited Partners
 Per Partnership Unit (Note 1)                   $60.50       $3.00       $ -
                                                =======     =======     =======












   The accompanying notes are an integral part of these financial statements

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                         STATEMENTS OF PARTNERS' EQUITY

                                                   Years Ended September 30:
                                              ---------------------------------
                                                 1997        1996        1995
                                              ---------   ---------   ---------
General Partners:
 Balance, beginning of year                   $  47,359   $  46,345   $  46,034
  Net income                                      2,134       1,014         311
                                              ---------   ---------   ---------
   Balance, End of Year                          49,493      47,359      46,345
                                              ---------   ---------   ---------
Limited Partners:
 Balance, beginning of year                   1,121,712   1,042,296   1,011,518
  Net income                                    211,265     100,416      30,778
  Distributions to limited partners            (423,500)    (21,000)       -
                                              ---------   ---------   ---------
   Balance, End of Year                         909,477   1,121,712   1,042,296
                                              ---------   ---------   ---------

   Total Partners' Equity                      $958,970  $1,169,071  $1,088,641
                                              =========   =========   =========































   The accompanying notes are an integral part of these financial statements

                            SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS

                                                   Years Ended September 30:
                                              ---------------------------------
                                                 1997        1996        1995
                                              ---------   ---------   ---------
Cash Flows From Operating Activities:
 Received from motel operations              $1,007,202    $880,407    $840,465
 Expended for motel operations and
  general and administrative expenses          (712,901)   (679,215)   (704,198)
 Interest received                               16,551      17,338       8,172
                                              ---------   ---------   ---------
   Net Cash Provided by
     Operating Activities                       310,852     218,530     144,439
                                              ---------   ---------   ---------

Cash Flows From Investing Activities:
 Purchases of property and equipment            (43,159)    (36,984)    (28,974)
 Proceeds from sale of equipment                    500          20        -
                                              ---------   ---------   ---------
   Net Cash Used by
     Investing Activities                       (42,659)    (36,964)    (28,974)
                                              ---------   ---------   ---------

Cash Flows From Financing Activities:
 Distributions paid to limited partners        (423,500)    (21,000)       -
                                              ---------   ---------   ---------
   Net Cash Used by Financing Activities       (423,500)    (21,000)       -
                                              ---------   ---------   ---------

   Net Increase (Decrease) in Cash and
     Temporary Investments                     (155,307)    160,566     115,465

Cash and Temporary Investments:
 Beginning of year                              614,405     453,839     338,374
                                              ---------   ---------   ---------

   End of Year                                 $459,098    $614,405    $453,839
                                              =========   =========   =========















   The accompanying notes are an integral part of these financial statements

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                      STATEMENTS OF CASH FLOWS (Continued)


                                                  Years Ended September 30:
                                              ---------------------------------
                                                 1997        1996        1995
                                              ---------   ---------   ---------
Reconciliation of Net Income (Loss) to Net Cash
  Provided by Operating Activities:
  Net income (loss)                            $213,399    $101,430   $  31,089
                                              ---------   ---------   ---------
 Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
   Depreciation and amortization                 90,581      91,815      97,047
   Loss (gain) on sale of property                  331         (20)       -
   (Increase) decrease in accounts receivable    (8,614)      8,462      (2,144)
   (Increase) decrease in prepaid expenses       12,645       5,641      (1,276)
   Increase in other assets                      (7,143)     (3,675)       -
   Increase in accounts payable and accrued
     liabilities                                  7,658      14,936      19,599
   Increase (decrease) in due to
    related parties                               1,995         (59)        124
                                              ---------   ---------   ---------

   Total Adjustments                             97,453     117,100     113,350
                                              ---------   ---------   ---------
   Net Cash Provided by
    Operating Activities:                      $310,852    $218,530    $144,439
                                              =========   =========   =========
























   The accompanying notes are an integral part of these financial statements

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

The Partnership agreement requires that the Partnership maintain reserves for normal repairs, replacements, working capital and contingencies in an amount of at least 5% of adjusted capital contributions ($174,716 at September 30, 1997). As of September 30, 1997, the Partnership had a combined balance in cash and temporary investments of $459,098.

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

Property and equipment are recorded at cost. Depreciation and amortization are computed using the following estimated useful lives and methods:

          Description              Methods            Useful Lives
  -----------------------  ----------------------     ------------
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

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 - CASH AND TEMPORARY INVESTMENTS

Cash and temporary investments as of September 30, 1997 and 1996 consist of the following:
                                                    1997         1996
                                                  --------     --------
  Cash in bank, non-interest bearing              $ 22,173     $ 35,070
  Money market accounts                            336,925      479,335
  Certificates of deposit                          100,000      100,000
                                                  --------     --------
     Total Cash and Temporary Investments         $459,098     $614,405
                                                  ========     ========

Temporary investments are recorded at cost, which approximates market value. The Partnership considers temporary investments with original maturities of six months or less to be cash equivalents for purposes of the statement of cash flows.

NOTE 4 - RELATED PARTY TRANSACTIONS

Franchise Fees
Super 8 Motels, Inc., now a wholly-owned subsidiary of Hospitality Franchise Systems, Inc., is franchisor of all Super 8 Motels. The Partnership pays to the franchisor monthly fees equal to 4% of the gross room revenues of the motel and contributes an additional 1% of its gross room revenues to an advertising fund administered by the franchisor. In return the franchisor provides the right to use the name "Super 8," a national institutional advertising program, an advance room reservation system, and inspection services. These costs ($49,785 in 1997, $42,812 in 1996 and $41,466 in 1995) are included in motel operations expense in the accompanying statements of operations. The Partnership operates its motel property as a franchisee of Super 8 Motels, Inc. through a sub-franchise agreement with Brown & Grotewohl, a California general partnership, of which Grotewohl Management Services, Inc., (see Note 1) is a 50% owner. Under the sub-franchise agreement, Brown & Grotewohl earned 40% of the above franchise fees, which amounted to $19,914, $17,125 and $16,587 in 1997, 1996 and 1995,
respectively.

Property Management Fees
The General Partners or their affiliates handle the management of the motel property of the Partnership. The fee for this service is 5% of the gross revenues from Partnership operations, as defined in the Partnership agreement, not including income from the sale, exchange or refinancing of such properties. This fee is payable only out of the cash available for distribution of the Partnership, defined as the total cash receipts from Partnership operations during a given period of time less cash used during the same period to pay debt service, capital improvements and replacements, operating expenses and reserves. It is subordinated to prior receipt by the Limited Partners of a cumulative 10% per annum pre-tax return on their adjusted capital contributions for each year of the Partnership's existence. At September 30, 1997 the Limited Partners had not received the 10% cumulative return, and as no property management fees are payable, they are not reflected in these financial statements. Management believes it is not likely that these fees will become payable in the future.

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

Administrative Expenses Shared by the Partnership and its Affiliates There are certain administrative expenses allocated between the Partnership and affiliated Super 8 partnerships. These expenses, which are allocated based on usage, are telephone, data processing, rent of the administrative office, and administrative salaries. The administrative expenses allocated to the Partnership were approximately $112,000 in 1997, $113,000 in 1996 and $110,000 in 1995 and are included in motel operations expenses and general and administrative expenses in the accompanying statements of operations. Included in administrative salaries are allocated amounts paid to two employees who are related to Philip B. Grotewohl, the sole shareholder of Grotewohl Management Services, Inc., a General Partner of the Partnership.


NOTE 5 - LEASE COMMITMENT

The Partnership has a long-term operating lease commitment on approximately three acres of land in Santa Rosa, California, the site of the Santa Rosa motel. The term of the lease runs through August 31, 2015, with an option to extend the lease for three consecutive periods of five years each. The base monthly rent is subject to adjustment at three year intervals to reflect changes in the Consumer Price Index. The Partnership will pay all property taxes, assessments and utilities. Rent expenses for the fiscal years ending September 30, 1997, 1996 and 1995 were $102,033, $101,354 and $101,679, respectively.

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5 - LEASE COMMITMENT (Continued)

The future lease commitment at September 30, 1997, using the minimum monthly amounts, is as follows:

                  Years Ending
                  September 30:                 Amount
                  -------------               ----------
                      1998                      $100,778
                      1999                       100,778
                      2000                       100,778
                      2001                       100,778
                      2002                       100,778
                   2003-2007                     503,888
                   2008-2012                     503,888
                   2013-2015                     293,935
                                              ----------
                   Total                      $1,805,601
                                              ==========

NOTE 6 - MOTEL OPERATING EXPENSES

The following table summarizes the major components of motel operating expenses for the years ended September 30, 1997, 1996 and 1995.

                                               1997      1996      1995
                                             --------  --------  --------
  Salaries and related costs                 $211,215  $189,103  $191,794
  Rent                                         94,025    93,395    94,016
  Franchise and advertising fees               49,785    42,812    41,466
  Utilities                                    71,893    74,632    73,824
  Allocated costs, mainly indirect salaries    90,713    92,355    89,327
  Repairs and minor renovations                17,928    20,987    33,863
  Other operating expenses                    149,118   149,235   163,777
                                             --------  --------  --------

  Total Motel Operating Expenses             $684,677  $662,519  $688,067
                                             ========  ========  ========

NOTE 7 - PROPERTY AND EQUIPMENT

The following is a summary of the accumulated depreciation and amortization of property and equipment:

                                                        1997         1996
                                                     ----------   ----------
  Capital improvements                               $   34,947   $   34,075

  Building                                            1,353,486    1,292,582
  Furniture and equipment                               445,645      432,670
                                                     ----------   ----------
Accumulated depreciation and amortization            $1,834,078   $1,759,327
                                                     ==========   ==========

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 8 - CONCENTRATION OF CREDIT RISK

The Partnership maintains its cash accounts in six commercial banks located in California. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per bank. A summary of the total insured and uninsured cash balances (not reduced by outstanding checks) as of September 30, 1997 follows:

  Total cash in all California banks     $469,982
  Portion insured by FDIC                (329,181)
                                         --------
    Uninsured cash balances              $140,801
                                         ========

NOTE 9 - SUBSEQUENT EVENTS

On October 27, 1997 a complaint was filed in the United States District Court by Grotewohl Management Services, Inc. (a general partner of the Partnership) naming as defendants Everest/Madison Investors, LLC, Everest Lodging Investors, LLC, Everest Properties II, LLC, Everest Properties, Inc., W. Robert Kohorst, David I. Lesser, The Blackacre Capital Group, L.P., Blackacre Capital Management Corp., Jeffrey B. Citron, Ronald J. Kravit, and Stephen B. Enquist. The complaint pertains to tender offers directed by certain of the defendants to limited partners of the Partnerships, and to indications of interest made by certain of the defendants in purchasing the property of the Partnership. The complaint alleges that the defendant violated certain provisions of the Security and Exchange Act of 1934 and seeks injunctive and declaritive relief.

On October 28, 1997 a complaint was filed in the Superior Court of the State of California, Sacramento County by Everest Lodging Investors, LLC and Everest/Madison Investors, LLC as plaintiffs against Philip B. Grotewohl, Grotewohl Management Services, Inc., Kenneth M. Sanders, Robert J. Dana, Borel Associates, and BWC Incorporated, as defendants, and the Partnership, along with four other partnerships of which have common general partners, as nominal defendants. The complaint pertains to the receipt by the defendants of franchise fees and reimbursement of expenses, the indications of interest made by the plaintiffs in purchasing the properties of the nominal defendants, and the alleged refusal of the defendants to provide information required by the terms of the Partnership's partnership agreement and California law. The complaint requests the follow relief: a declaration that the action is a proper derivative action; an order requiring the defendants to discharge their fiduciary duties to the Partnerships and to enjoin them from breaching their fiduciary duties; return of certain profits; appointment of a receiver; and an award for damages in an amount to be determined. The defendants and nominal defendants have recently been served and are formulating their response to the complaint.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The original general partners of the Partnership were Dennis A. Brown, Philip B. Grotewohl and Robert J. Dana. Upon Mr. Brown's death on February 25, 1988, Mr. Grotewohl and Mr. Dana elected to continue the Partnership. During March 1988, Mr. Grotewohl appointed Grotewohl Management Services, Inc., a California corporation 50% of which is owned by Mr. Grotewohl, his successor as Managing General Partner of the Partnership. Mr. Dana continues to be a General Partner of the Partnership.

     The Managing General Partner was organized in 1981 to serve as a general partner of limited partnerships to be formed for the purpose of investing in Super 8 Motels.

     Mr. Grotewohl, age 79, was an attorney-at-law and was engaged in the private practice of law in San Mateo County, California, between 1967 and 1978. Since 1978, Mr. Grotewohl's principal occupation has been as a promoter and general partner of Super 8 Motel limited partnerships.

     Mr. Dana, age 69, was a registered representative of Brown, Brosche Securities, Inc. between 1982 and 1988. Between 1976 and 1982 he served as a registered representative of several stock and investment brokers. Mr. Dana has also served as marketing consultant for various real estate limited partnership and other direct participation investment programs.

     See Item 3, "Legal Proceedings."

Item 11. EXECUTIVE COMPENSATION

     The following discussion contains certain information regarding aggregate direct or indirect compensation paid by the Partnership during the fiscal year ended September 30, 1997 or payable to the General Partners and the Estate of Dennis A Brown as a group. Although Mr. Brown ceased to be a general partner of the Partnership upon his death, his estate shares in certain compensation otherwise payable to the General Partners and their affiliates.

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

     As a result of the sale of the Ontario motel in February 1990, the General Partners waived their claim to accrued management fees as the receipt thereof became extremely remote. No property management fees have been accrued since the Ontario motel sale due to the unlikelihood that they would ever be paid to the General Partners. Before the General Partners can receive any property management fees, the Limited Partners must receive preferential distributions of $3,317,783 to meet the subordination requirement calculated through September 30,1997, plus $349,432 per each year thereafter.

Franchise Fees and Advertising Fees

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

     The total of franchise fees accrued during the fiscal year covered by this report was $39,828 (of which $19,914 accrued to the Manager). All of the above sums have been paid.

General Partners' Interest in Cash Available for Distribution

     At quarterly intervals, the total amount of the Partnership's Cash Available for Distribution is determined at the discretion of the Managing General Partner. (See Item 5 above.) Distributions therefrom are made as follows: (1) 90% of such distributions is paid to the Limited Partners; (2) 9% thereof is paid to the General Partners as Partnership management fees; and (3) 1% thereof is paid to the General Partners in accordance with their interest in the income and losses of the Partnership.

     Notwithstanding the foregoing, however, distributions of Cash Available for Distribution to the General Partners are deferred and paid only after payment to the Limited Partners of distributions of Cash Available for Distribution in an amount equal to 10% per annum cumulative on their Adjusted Capital Contributions. During the fiscal year covered by this report, no amounts were deferred for the General Partners' share of distributions of Cash Available for Distribution. A total of $719,202 has been deferred since commencement of the Partnership. As discussed in the section captioned "Property Management Fees" above, the payment of these fees is unlikely due to the large preferential distribution unpaid to the Limited Partners.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

  TITLE                                     AMOUNT AND NATURE OF
   OF                                          OF BENEFICIAL        PERCENT
  CLASS    NAME  OF BENEFICIAL OWNER             OWNERSHIP          OF CLASS
   -----    ------------------------------   --------------------    --------
  Units    Everest Lodging Investor, LLC         261 Units           3.73%
  Units    Everest Madison Investors, LLC        343 Units           4.97%
                                                 ---------
                             TOTAL               604 Units           8.63%
                                                 =========

     No person is known by the Partnership to be the beneficial owner of more than 5% of the Units.

Security Ownership of Management

     The General Partners do not beneficially own any Units.

Changes in Control

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Administrative Expenses Shared by the Partnership and its Affiliates

     There are certain administrative expenses allocated between the Partnership and affiliated Super 8 partnerships. These expenses, which are allocated based on usage, are telephone, data processing, rent of administrative offices and administrative salaries. The administrative expenses allocated to the Partnership were approximately $112,000 in fiscal year ended September 30, 1997 and are included in general and administrative expenses and motel and restaurant operations expenses in the Partnership's financial statements. Included in administrative salaries are allocated amounts paid to two employees who are related to Philip B Grotewohl, a 50% shareholder of the Managing General Partner.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K

     (a)  Documents filed as part of this report

   1. Financial Statements Included in Part II of this Report
         Report of Independent Certified Public Accountants
          Balance Sheets, September 30, 1997 and 1996
          Statements of Operations for the Years Ended September 30, 1997, 1996 and 1995 Statements of Partners' Equity for the Years Ended September 30, 1997, 1996 and 1995 Statements of Cash Flows for the Years Ended September 30, 1997, 1996 and 1995 Notes to Financial Statements

   2.  Financial Statement Schedules Included in Part IV of the Report
         None

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

   (b)   Reports on Form 8-K

     A current report on form 8-K dated November 13, 1997 was filed reporting an "Other Event" under Item 5. No financial statements were included therein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)      SUPER 8 MOTELS II, LTD.

By (Signature and Title)                      /s/  Philip B. Grotewohl
                                              ------------------------
                                              Philip B. Grotewohl,
                                              Chairman of Grotewohl Management
                                              Services, Inc.,
                                              Managing General Partner

Date  December 22, 1997



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

Date December 22, 1997