Form 10-Q
period 1997-12-31
SUPER 8 MOTELS II LTD
filed 1998-02-12
CIK 316554

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                      For the Period ended December 31, 1997

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

                           SUPER 8 MOTELS II, LTD.

                      (A California Limited Partnership)

                             FINANCIAL STATEMENTS

                          DECEMBER 31, 1997 AND 1996

                             SUPER 8 MOTELS II, LTD.
                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                           PAGE

   Balance Sheet - December 31, 1997 and September 30, 1997       2

   Statement of Operations - Three Months Ended
   December 31, 1997 and 1996                                     3

   Statement of Changes in Partners' Equity -
   Three Months Ended December 31, 1997 and 1996                  4

   Statement of Cash Flows - Three Months Ended
   December 31, 1997 and 1996                                     5

   Notes to Financial Statements                                  6

   Management Discussion and Analysis                           7 - 8

   Other Information and Signatures                             9 - 11

                             Super 8 Motels II, Ltd.
                       (A California Limited Partnership)
                                  Balance Sheet
                    December 31, 1997 and September 30, 1997

                                                        12/31/97      9/30/97
                                                      -----------   -----------
                                     ASSETS
Current Assets:
   Cash and temporary investments                    $    352,861  $    459,098
   Accounts receivable                                      9,530        17,937
   Prepaid expenses                                        13,680         9,017
                                                      -----------   -----------
    Total current assets                                  376,071       486,052
                                                      -----------   -----------

Property and Equipment:
   Capital improvements                                    34,947        34,947
   Buildings                                            1,845,878     1,845,878
   Furniture and equipment                                526,802       524,159
                                                      -----------   -----------
                                                        2,407,627     2,404,984
   Accumulated depreciation                            (1,852,736)   (1,834,078)
                                                      -----------   -----------

    Property and equipment, net                           554,891       570,906
                                                      -----------   -----------

Other Assets:                                              10,818        10,818
                                                      -----------   -----------

    Total Assets                                     $    941,780  $  1,067,776
                                                      ===========   ===========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities          $     72,929  $    108,806
                                                      -----------   -----------
    Total current liabilities                              72,929       108,806
                                                      -----------   -----------

    Total liabilities                                      72,929       108,806
                                                      -----------   -----------

Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                        49,117        49,493
   Limited Partners                                       819,734       909,477
                                                      -----------   -----------
    Total partners' equity                                868,851       958,970
                                                      -----------   -----------

Total Liabilities and Partners' Equity               $    941,780  $  1,067,776
                                                      ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                             Super 8 Motels II, Ltd.
                       (A California Limited Partnership)
                             Statement of Operations
             For the Three Months Ending December 31, 1997 and 1996

                                                     Three Months  Three Months
                                                         Ended         Ended
                                                        12/31/97      12/31/96
                                                      -----------   -----------

Income:
    Guest room                                       $    200,933  $    204,863
    Telephone and vending                                   3,243         4,240
    Interest                                                3,909         5,500
    Other                                                     492           524
                                                      -----------   -----------
     Total Income                                         208,577       215,127
                                                      -----------   -----------

Expenses:
    Motel operating expenses (Note 2)                     191,743       158,523
    General and administrative                             32,872        26,189
    Depreciation and amortization                          21,581        22,156
                                                      -----------   -----------
     Total Expenses                                       246,196       206,868
                                                      -----------   -----------

    Net Income (Loss)                                $    (37,619) $      8,259
                                                      ===========   ===========

Net Income (Loss) Allocable
 to General Partners                                        ($376)          $83
                                                      ===========   ===========

Net Income (Loss) Allocable
 to Limited Partners                                     ($37,243)       $8,176
                                                      ===========   ===========

Net Income (Loss)
 per Partnership Unit                                      ($5.32)        $1.17
                                                      ===========   ===========

Distribution to Limited Partners
 per Partnership Unit                                       $7.50         $3.00
                                                      ===========   ===========










    The accompanying notes are an integral part of the financial statements.

                             Super 8 Motels II, Ltd.
                       (A California Limited Partnership)
                          Statement of Partners' Equity
              For the Three Months Ended December 31, 1997 and 1996




                                                        12/31/97      12/31/96
                                                      -----------   -----------
General Partners:
  Balance, beginning of year                         $     49,493  $     47,359
    Net income (loss)                                        (376)           83
                                                      -----------   -----------
      Balance, End of period                               49,117        47,442
                                                      -----------   -----------


Limited Partners:
  Balance, beginning of year                              909,477     1,121,712
    Net income (loss)                                     (37,243)        8,176
    Distributions to Limited Partners                     (52,500)      (21,000)
                                                      -----------   -----------
      Balance, End of Period                              819,734     1,108,888
                                                      -----------   -----------

      Total Partners' Equity                         $    868,851  $  1,156,330
                                                      ===========   ===========



























    The accompanying notes are an integral part of the financial statements.

                             Super 8 Motels II, Ltd.
                       (A California Limited Partnership)
                             Statement of Cash Flows
              For the Three Months Ended December 31, 1997 and 1996

                                                        12/31/97      12/31/96
                                                      -----------   -----------
Cash Flows from Operating Activities:
 Received from motel revenues                        $    211,744  $    207,939
 Expended for motel operations and
  general and administrative expenses                    (264,330)     (197,524)
 Interest received                                          5,240         6,645
                                                      -----------   -----------
  Net Cash Provided (Used) by Operating Activities        (47,346)       17,060
                                                      -----------   -----------

Cash Flows from Investing Activities:
 Purchases of property and equipment                       (6,391)       (5,242)
 Proceeds from sale of land                                   -             500
                                                      -----------   -----------
  Net Cash Provided (Used) by Investing Activities         (6,391)       (4,742)
                                                      -----------   -----------

Cash Flows from Financing Activities:
 Distributions to limited partners                        (52,500)      (21,000)
                                                      -----------   -----------
  Net Cash Provided (Used) by Financing Activities        (52,500)      (21,000)
                                                      -----------   -----------

   Net Increase (Decrease) in Cash and
    Temporary Investments                                (106,237)       (8,682)

Cash and Temporary Investments:
   Beginning of period                                    459,098       614,405
                                                      -----------   -----------

   End of period                                     $    352,861  $    605,723
                                                      ===========   ===========
Reconciliation of Net Income (Loss) to Net Cash
 Provided (Used) by Operating Activities:

  Net Income (Loss)                                  $    (37,619) $      8,259
                                                      -----------   -----------
  Adjustments to reconcile net income to net cash used by operating activities:
     Depreciation and amortization                         21,581        22,156
     (Gain) loss on disposition of property and
      equipment                                               825          (500)
     (Increase) decrease in accounts receivable             8,407          (543)
     (Increase) decrease in prepaid expenses               (4,663)        7,730
     Increase (decrease) in accounts payable              (35,877)      (20,042)
                                                      -----------   -----------
      Total Adjustments                                    (9,727)       8,801
                                                      -----------   -----------
      Net Cash Provided (Used) by Operating
       Activities                                    $    (47,346) $     17,060
                                                      ===========   ===========
    The accompanying notes are an integral part of the financial statements.

                             Super 8 Motels II, Ltd.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1997 and 1996


Note 1:

The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

Users of these interim financial statements should refer to the audited financial statements for the year ended September 30, 1997 for a complete disclosure of significant accounting policies and practices and other detail necessary for a fair presentation of the financial statements.

In accordance with the partnership agreement, the following information is presented related to fees paid to the General Partners or affiliates for the period.

         Franchise Fees             $   4,024

Upon the sale of the Ontario Motel property in February, 1990, management felt that the payment of the property management fees and partnership management fees became remote. Therefore, no property management fees or partnership management fees have been accrued.


Note 2:

The following table summarizes the major components of motel operating expenses for the periods reported:

                                                     Three Months  Three Months
                                                         Ended         Ended
                                                        12/31/97      12/31/96
                                                      -----------   -----------

Salaries and related costs                           $     55,715   $    48,750
Rent                                                       25,194        23,349
Franchise and advertising fees                             10,061        10,257
Utilities                                                  17,469        16,663
Allocated costs,
 mainly indirect salaries                                  26,837        24,547
Replacements and renovations                               11,111         3,740
Other operating expenses                                   45,356        31,217
                                                      -----------    ----------

Total motel operating expenses                       $    191,743   $   158,523
                                                      ===========    ==========


The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                DECEMBER 31, 1997

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1997, the Partnership's current assets of $376,071 exceeded its current liabilities of $72,929 thereby providing an operating reserve of $303,142. The Partnership experienced a negative cash flow of $106,237 for the three month period ended December 31, 1997, as compared to a negative cash flow of $8,682 during the corresponding period of the previous fiscal year.

         The Partnership's operating reserve of $303,142 exceeds the General Partners' reserve target of $174,716. The General Partners plan to continue to pay quarterly distributions of $7.50 per unit.

         The Partnership has equity in its Santa Rosa motel that could provide security for a loan against the property. Annual cash flow for the Santa Rosa property in recent years has been such that it would support a modest loan.

         The Partnership has no material commitments for capital expenditures. Expenditures for replacements and renovations during the first three months of the fiscal year which will end on September 30, 1998 were $17,502 or 8.7% of room revenues. Non-capitalized expenses included $7,995 for exterior painting of the Santa Rosa motel and $3,116 for beds, chairs and lamps.
Capitalized expenditures consisted of $6,391 for guest room carpet.

RESULTS OF OPERATIONS

         The following is a comparison of operating results for the three month periods ended December 31, 1997 and December 31,
1996.

         Total revenues decreased $6,550 or 3.0%. Guest room revenue decreased $3,930 or 1.9% due to a decrease in the occupancy rate from 54.1% to 46.49%. This decrease was offset by an increase in the average room rate from $41.13 to $47.09.

         Total expenses for the three month period ended December 31, 1997 increased $39,330 (or 19.0%) from those incurred in the corresponding period of the previous fiscal year. Included in this increase is an $11,123 increase in legal fees associated with a lawsuit filed against the Partnership and a $7,371 increase in renovations. Additional increases in expenses can be attributed on-site management changes and to federal and state mandated increases in the minimum wage over the last year.

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                          DECEMBER 31, 1997 (CONTINUED)

FUTURE TRENDS

         The Santa Rosa lodging market continues to recover from the poor performances of previous years. While the corporate and leisure market segments have contracted for the three months of this year as compared to the corresponding period of the previous fiscal year, the discount segment has expanded by a similar amount with only a slight decrease in revenues as a result. The General Partners expect to keep operating expenses under control and to return to profitability by the fiscal year-end.

         In the opinion of management, these financial statements reflect all adjustments which were necessary to a fair statement of results for the interim periods presented. All adjustments are of a normal recurring nature.

                        PART II.   OTHER INFORMATION
                        ----------------------------


     Item 1.                Legal Proceedings
                            -----------------
      On October 27, 1997 a complaint was filed in the United States District Court, Eastern District of California by the registrant, Grotewohl Management Services, Inc. (a general partner of the registrant) and four other limited partnerships (together with the registrant, the "Partnerships") as to which Grotewohl Management Services, Inc. serves as general partner (i.e., Super 8 Motels, Ltd., Super 8 Motels III, Ltd., Super 8 Economy Lodging IV, Ltd., and Famous Host Lodging V, L.P.), as plaintiffs. The complaint names as defendants Everest/Madison Investors, LLC, Everest Lodging Investors, LLC, Everest Properties, LLC, Everest Partners, LLC, Everest Properties II, LLC, Everest Properties, Inc., W. Robert Kohorst, David I. Lesser, The Blackacre Capital Group, L.P., Blackacre Capital Management Corp., Jeffrey B. Citron, Ronald J. Kravit, and Stephen B. Enquist. The factual basis underlying the plaintiffs' causes of actions pertains to tender offers directed by certain of the defendants to limited partners of the Partnerships, and to indications of interest made by certain of the defendants in purchasing the property of the Partnerships. The complaint requests the following relief: (i) a declaration that each of the defendants has violated Sections 13(d), 14(d) and 14(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the rules and regulations promulgated by the Securities and Exchange Commission thereunder;
(ii) a declaration that certain of the defendants have violated Section 15(a) of the Exchange Act and the rules and regulations thereunder; (iii) an order permanently enjoining the defendants from (a) soliciting tenders of or accepting for purchase securities of the Partnerships, (b) exercising any voting rights attendant to the securities already acquired, (c) soliciting proxies, and (d) violating Sections 13 or 14 of the Exchange Act or the rules and regulations promulgated thereunder; (iv) an order enjoining certain of the defendants from violating Section 15(a) of the Exchange Act and the rules and regulations promulgated thereunder; (v) an order directing certain of the defendants to offer to each person who sold securities to such defendants the right to rescind such sale; and (vi) a declaration that the Partnerships need not provide to the defendants a list of limited partners in the Partnerships or any other information respecting the Partnerships which is not publicly available. The plaintiffs have not yet received an answer of the defendants respecting the complaint.

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


              2-12-98         By /S/ David P. Grotewohl
              -------         -------------------------
               Date           David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







              2-12-98         By /S/ David P. Grotewohl
              -------         -------------------------
               Date           David P. Grotewohl,
                              Chief Financial Officer