Form 10-Q
period 1998-03-31
SUPER 8 MOTELS II LTD
filed 1998-04-30
CIK 316554

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


      For the Period ended March 31, 1998        Commission File 0-9218

                            SUPER 8 MOTELS II, LTD
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      CALIFORNIA                     94 - 2574309
            -------------------------------      -------------------
            (State or other jurisdiction of      (I.R.S. Employer
             incorporation or organization)      Identification No.)


      2030 J Street
      Sacramento, California                             95814
      --------------------------------------            --------
      Address of principal executive offices            Zip Code



      Registrant's telephone number,
      including area code                           (916) 442 - 9183

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


      Yes XX   No  __

                             SUPER 8 MOTELS II, LTD.

                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                             MARCH 31, 1998 AND 1997

                             SUPER 8 MOTELS II, LTD.

                       (A California Limited Partnership)

                                      INDEX

Financial Statements:                                           PAGE

   Balance Sheet - March 31, 1998 and September 30, 1997        2

   Statement of Operations - Six Months Ended
   March 31, 1998 and 1997                                      3

   Statement of Changes in Partners' Equity -
   Six Months Ended March 31, 1998 and 1997                     4

   Statement of Cash Flows - Six Months Ended
   March 31, 1998 and 1997                                      5

   Notes to Financial Statements                                6

   Management Discussion and Analysis                           7 - 8

   Other Information and Signatures                             9 - 11

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                                  Balance Sheet
                      March 31, 1998 and September 30, 1997

                                                           3/31/98     9/30/97
                                                         ----------  ----------
                                     ASSETS

   Cash and temporary investments                       $   292,672 $   459,098
   Accounts receivable                                       11,995      17,937
   Prepaid expenses                                           3,450       9,017
                                                         ----------  ----------
    Total current assets                                    308,117     486,052
                                                         ----------  ----------

Property and Equipment:
   Capital improvements                                      34,947      34,947
   Buildings                                              1,845,878   1,845,878
   Furniture and equipment                                  526,802     524,159
                                                         ----------  ----------
                                                          2,407,627   2,404,984
   Accumulated depreciation                              (1,874,449) (1,834,078)
                                                         ----------  ----------

    Property and equipment, net                             533,178     570,906
                                                         ----------  ----------

Other Assets:                                                10,818      10,818
                                                         ----------  ----------

    Total Assets                                        $   852,113 $ 1,067,776
                                                         ==========  ==========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities             $   145,086 $   108,806
                                                         ----------  ----------
    Total current liabilities                               145,086     108,806
                                                         ----------  ----------

    Total liabilities                                       145,086     108,806
                                                         ----------  ----------

Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                          48,024      49,493
   Limited Partners                                         659,003     909,477
                                                         ----------  ----------
    Total partners' equity                                  707,027     958,970
                                                         ----------  ----------

Total Liabilities and Partners' Equity                  $   852,113 $ 1,067,776
                                                         ==========  ==========

    The accompanying notes are an integral part of the financial statements.

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                             Statement of Operations
                For the Six Months Ended March 31, 1998 and 1997

                                    Three        Six        Three        Six
                                    Months      Months      Months      Months
                                    Ended       Ended       Ended       Ended
                                   3/31/98     3/31/98     3/31/97     3/31/97
                                  ---------   ---------   ---------   ---------

Income:
 Guest room                      $  178,484  $  379,417  $  190,620  $  395,483
 Telephone and vending                3,025       6,268       3,312       7,552
 Interest                             2,888       6,797       4,551      10,051
 Other                                  698       1,190         606       1,130
                                  ---------   ---------   ---------   ---------
  Total Income                      185,095     393,672     199,089     414,216
                                  ---------   ---------   ---------   ---------

Expenses:
 Motel operating expenses
  (Note 2)                          176,430     368,172     159,019     317,542
 General and administrative          96,277     129,149       8,685      34,874
 Depreciation and amortization       21,713      43,294      22,498      44,654
                                  ---------   ---------   ---------   ---------
  Total Expenses                    294,420     540,615     190,202     397,070
                                  ---------   ---------   ---------   ---------

 Net Income (Loss)               $ (109,325) $ (146,943) $    8,887  $   17,146
                                  =========   =========   =========   =========

Net Income (Loss) Allocable
 to General Partners                ($1,093)    ($1,469)        $89        $171
                                  =========   =========   =========   =========

Net Income (Loss) Allocable
 to Limited Partners              ($108,232)  ($145,474)     $8,798     $16,975
                                  =========   =========   =========   =========

Net Income (Loss)
 per Partnership Unit               ($15.46)    ($20.78)      $1.26       $2.43
                                  =========   =========   =========   =========

Distribution to Limited Partners
 per Partnership Unit                 $7.50      $15.00      $45.00      $48.00
                                  =========   =========   =========   =========








    The accompanying notes are an integral part of the financial statements.

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                          Statement of Partners' Equity
                For the Six Months Ended March 31, 1998 and 1997

                                                           3/31/98     3/31/97
                                                          ---------   ---------
General Partners:
  Balance, beginning of year                             $   49,493  $   47,359
    Net income (loss)                                        (1,469)        171
                                                          ---------   ---------
      Balance, End of period                                 48,024      47,530
                                                          ---------   ---------


Limited Partners:
  Balance, beginning of year                                909,477   1,121,712
    Net income (loss)                                      (145,474)     16,975
    Distributions to Limited Partners                      (105,000)   (336,000)
                                                          ---------   ---------
      Balance, End of Period                                659,003     802,687
                                                          ---------   ---------

      Total Partners' Equity                             $  707,027  $  850,217
                                                          =========   =========






























    The accompanying notes are an integral part of the financial statements.

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                             Statement of Cash Flows
                For the Six Months Ended March 31, 1998 and 1997

                                                           3/31/98     3/31/97
                                                          ---------   ---------

Cash Flows from Operating Activities:
 Received from motel revenues                            $  392,802  $  396,925
 Expended for motel operations and
  general and administrative expenses                      (454,649)   (364,391)
 Interest received                                            6,812       9,894
                                                          ---------   ---------
  Net Cash Provided (Used) by Operating Activities          (55,035)     42,428
                                                          ---------   ---------
Cash Flows from Investing Activities:
 Purchases of property and equipment                         (6,391)    (14,695)
 Proceeds from sale of land                                    -            500
                                                          ---------   ---------
  Net Cash Provided (Used) by Investing Activities           (6,391)    (14,195)
                                                          ---------   ---------
Cash Flows from Financing Activities:
 Distributions to limited partners                         (105,000)   (336,000)
                                                          ---------   ---------
  Net Cash Provided (Used) by Financing Activities         (105,000)   (336,000)
                                                          ---------   ---------

   Net Decrease in Cash and Temporary Investments          (166,426)   (307,767)

Cash and Temporary Investments:
   Beginning of period                                      459,098     614,405
                                                          ---------   ---------

   End of period                                         $  292,672  $  306,638
                                                          =========   =========

Reconciliation of Net Income (Loss) to Net Cash Provided (Used) by
 Operating Activities:

 Net Income (Loss)                                       $ (146,943) $   17,146
                                                          ---------   ---------
  Adjustments to reconcile net income (loss) to net cash
   used by operating activities:
  Depreciation and amortization                              43,294      44,654
  (Gain) loss on disposition of property and equipment          825         331
  (Increase) decrease in accounts receivable                  5,942      (7,397)
  (Increase) decrease in prepaid expenses                     5,567      16,606
  (Increase) decrease in other assets                          -         (7,143)
  Increase (decrease) in accounts payable                    36,280     (21,769)
                                                          ---------   ---------
   Total Adjustments                                         91,908      25,282
                                                          ---------   ---------

  Net Cash Provided (Used) by Operating Activities       $  (55,035) $   42,428
                                                          =========   =========
    The accompanying notes are an integral part of the financial statements.

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                For the Six Months Ended March 31, 1998 and 1997

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

          Franchise Fees                           $  7,594

Upon the sale of the Ontario Motel property in February, 1990, management felt that the payment of the property management fees and partnership management fees became remote. Therefore, no property management fees or partnership management fees have been accrued.


Note 2:

The following table summarizes the major components of motel operating expenses for the periods Reported:

                                    Three        Six        Three        Six
                                    Months      Months      Months      Months
                                    Ended       Ended       Ended       Ended
                                   3/31/98     3/31/98     3/31/97     3/31/97
                                  ---------   ---------   ---------   ---------

Salaries and related costs       $   54,698  $  110,413  $   48,218  $   96,968
Rent                                 25,194      50,388      23,349      46,713
Franchise and advertising fees        8,924      18,985       9,536      19,793
Utilities                            17,549      35,018      16,056      32,719
Allocated costs,
 Mainly indirect salaries            24,881      51,718      22,055      46,602
Replacements and renovations          5,260      16,371       1,538       5,278
Other operating expenses             39,924      85,279      38,267      69,469
                                  ---------   ---------   ---------   ---------

Total motel operating expenses   $  176,430  $  368,172  $  159,019  $  317,542
                                  =========   =========   =========   =========

The following additional material contingencies are required to be restated in interim reports under Federal securities law: None.

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                 MARCH 31, 1998

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Partnership's current assets of $308,117 exceeded its current liabilities of $145,086 thereby providing an operating reserve of $163,031. The Partnership distributed $280,000 in accumulated reserves as a special distribution in March 1997. The normal quarterly distribution is expected to be around $7.50 per unit.

The Partnership has equity in its Santa Rosa motel that could provide security for a loan against the property. The total annual cash flow for the Santa Rosa property has been positive in recent years. This annual positive cash flow would support a modest loan.

The Partnership has no material commitments for capital expenditures. Expenditures for replacements and renovations during the first six months of the fiscal year which will end on September 30, 1998 were $22,761 or 6.0% of room revenues. Included in these expenditures was $7,995 for exterior painting, $6,521 for guest room carpet and vinyl, $3,899 for a replacement lamps and $1,919 for replacement televisions. During the fiscal year ending September 30, 1998, the Partnership anticipates parking lot repairs to be paid from the cash reserves.

RESULTS OF OPERATIONS

The following is a comparison of operating results for the six month periods ended March 31, 1998 and March 31, 1997.

Total revenues decreased $20,544 or 5.0% during the first six months of fiscal year ending September 30, 1998 as compared to the corresponding period of the previous fiscal year. Guest room revenue decreased $16,066 or 4.1% during the period covered by this report as compared to the previous fiscal year. The Partnership's motel experienced a decrease in its occupancy rate from 52.8% in the previous fiscal year compared to 45.6% in the current fiscal year. This performance decrease was partially offset by an increase in average daily room rate from $41.12 in the corresponding six month period of the previous fiscal year as compared to $45.71 during the six month period ended March 31, 1998. The motel experienced decreased occupancy in the leisure and corporate market segments with partially offsetting improved occupancy in the discount segment.

Total expenses for the six month period ended March 31, 1998 increased $143,545 or 36.2% from those incurred in the corresponding period of the previous fiscal year. The increased expenditures are due primarily to increases in the minimum wage laws and to legal, appraisal and other costs associated with the potential liquidation of the partnership.

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                           MARCH 31, 1997 (Continued)


FUTURE TRENDS

In the previous fiscal year ended September 30, 1997, the Santa Rosa lodging market recovered after its poor performance over the previous three years. The General Partners expect the motel to achieve guest room rental income at no more than that received during the previous fiscal year. The Partnership's economic performance will be dependent on the trends in the Santa Rosa and nearby markets on the Highway 101 corridor. The Partnership's expenses are subject to cost inflation.

As discussed in more detail in the following section labeled "Legal Proceedings," the General Partners have agreed to offer the motels for sale and to present any offer that equal or exceeds 75% of the appraised value for the approval of the limited partners.

In the opinion of management, these financial statements reflect all adjustments which were necessary to a fair statement of results for the interim periods presented. All adjustments are of a normal recurring nature.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On October 27, 1997 a complaint was filed in the United States District Court, Eastern District of California by the registrant, the Managing General Partner, and four other limited partnerships (together with the registrant, the "Partnerships") as to which the Managing General Partner serves as general partner (i.e., Super 8 Motels, Ltd., Super 8 Motels III, Ltd., Super 8 Economy Lodging IV, Ltd. and Famous Host Lodging V, L.P.), as plaintiffs. The complaint named as defendants Everest/Madison Investors, LLC, Everest Lodging Investors, LLC, Everest Properties, LLC, Everest Partners, LLC, Everest Properties II, LLC, Everest Properties, Inc., W. Robert Kohorst, David I. Lesser, The Blackacre Capital Group, L.P., Blackacre Capital Management Corp., Jeffrey B. Citron, Ronald J. Kravit, and Stephen P. Enquist ( the "Everest Defendants"). The factual basis underlying the plaintiffs' causes of actions pertained to tender offers directed by certain of the defendants to limited partners of the Partnerships, and to indications of interest made by certain of the defendants in purchasing the property of the Partnerships. The complaint requested the following relief: (i) a declaration that each of the defendants had violated Sections 13(d), 14(d) and 14(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the rules and regulations promulgated by the Securities and Exchange Commission thereunder; (ii) a declaration that certain of the defendants had violated Section 15(a) of the Exchange Act and the rules and regulations thereunder; (iii) an order permanently enjoining the defendants from
(a) soliciting tenders of or accepting for purchase securities of the Partnerships, (b) exercising any voting rights attendant to the securities already acquired, (c) soliciting proxies, and (d) violating Sections 13 or 14 of the Exchange Act or the rules and regulations promulgated thereunder; (iv) an order enjoining certain of the defendants from violating Section 15(a) of the Exchange Act and the rules and regulations promulgated thereunder; (v) an order directing certain of the defendants to offer to each person who sold securities to such defendants the right to rescind such sale; and (vi) a declaration that the Partnerships need not provide to the defendants a list of limited partners in the Partnerships or any other information respecting the Partnerships which is not publicly available.

On October 28, 1997 a complaint was filed in the Superior Court of the State of California, Sacramento County by Everest Lodging Investors, LLC and Everest/Madison Investors, LLC, as plaintiffs, against Philip B. Grotewohl, Grotewohl Management Services, Inc., Kenneth M. Sanders, Robert J. Dana, Borel Associates, and BWC Incorporated, as defendants, and the Partnerships, as nominal defendants. The factual basis underlying the causes of action pertained to the receipt by the defendants of franchise fees and reimbursement of expenses, the indications of interest made by the plaintiffs in purchasing the properties of the nominal defendants, and the alleged refusal of the defendants to provide information required by the terms of the Partnerships' partnership agreements and California law. The complaint requested the following relief: (i) a declaration that the action has a proper derivative action; (ii) an order requiring the defendants to discharge their fiduciary duties to the Partnerships and to enjoin them from breaching their fiduciary duties; (iii) disgorgement of certain profits; (iv) appointment of a receiver; and (v) an award for damages in an amount to be determined.

On February 20, 1998, the parties entered into a settlement agreement and both of the above complaints were dismissed. Pursuant to the terms of the settlement agreement, among other things, the General Partner has agreed to proceed with the marketing for sale of the properties of the Partnerships, if by June 30, 1998, it receives an offer to purchase one or more properties for a cash price equal to 75% or more of the appraised value. In addition, the General Partner has agreed to submit the offer for approval to the limited partners as required by the partnership agreements and applicable law. The General Partner has also agreed that upon the sale of one or more properties, to distribute promptly the proceeds of the sale after payment of payables and retention of reserves to pay anticipated expenses. The Everest Defendants agreed not to generally solicit the acquisition of any additional units of the Partnerships without first filing necessary documents with the SEC. Under the terms of the settlement agreement, the Partnerships have agreed to reimburse the Everest Defendants for certain costs not to exceed $60,000, to be allocated among the Partnerships. Of this amount, the Partnership will pay approximately $12,000 during the year covered by this report.


Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matter to the Vote of Security Holders

         None

Item 5.  Other Information

         See Notes to Financial Statements

Item 6.  Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                    SUPER 8 MOTELS II, Ltd.

    4-30-98                                      By /S/ Philip B. Grotewohl
    -------                                         -------------------------
     Date                                           Philip B. Grotewohl,
                                                    Chairman of Grotewohl
                                                    Management Services, Inc.,
                                                    Managing General Partner

    4-30-98                                      By /S/ Philip B. Grotewohl
    -------                                         -------------------------
     Date                                           Philip B. Grotewohl,
                                                    Chief executive officer,
                                                    chief financial officer,
                                                    chief accounting officer
                                                    and sole director of
                                                    Grotewohl Management
                                                    Services, Inc., Managing
                                                    General Partner