Form 10-Q
period 1998-06-30
SUPER 8 MOTELS II LTD
filed 1998-08-14
CIK 316554

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


      For the Period ended June 30, 1998        Commission File 0-9218

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


      Yes XX   No  __

                             SUPER 8 MOTELS II, LTD.

                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                             JUNE 30, 1998 AND 1997

                             SUPER 8 MOTELS II, LTD.

                       (A California Limited Partnership)

                                      INDEX

Financial Statements:                                           PAGE

   Balance Sheet - June 30, 1998 and September 30, 1997         2

   Statement of Operations - Nine Months Ended
   June 30, 1998 and 1997                                       3

   Statement of Changes in Partners' Equity -
   Nine Months Ended June 30, 1998 and 1997                     4

   Statement of Cash Flows - Nine Months Ended
   June 30, 1998 and 1997                                       5

   Notes to Financial Statements                                6

   Management Discussion and Analysis                           7 - 8

   Other Information and Signatures                             9 - 11

                             Super 8 Motels II, Ltd.
                       (A California Limited Partnership)
                                  Balance Sheet
                      June 30, 1998 and September 30, 1997

                                                        6/30/98       9/30/97
                                                      -----------   -----------
                                     ASSETS
Current Assets:
   Cash and temporary investments                    $    283,390  $    459,098
   Accounts receivable                                      4,711        17,937
   Prepaid expenses                                         6,139         9,017
                                                      -----------   -----------
    Total current assets                                  294,240       486,052
                                                      -----------   -----------

Property and Equipment:
   Capital improvements                                    34,947        34,947
   Buildings                                            1,845,878     1,845,878
   Furniture and equipment                                533,444       524,159
                                                      -----------   -----------
                                                        2,414,269     2,404,984
   Accumulated depreciation                            (1,895,924)   (1,834,078
                                                      -----------   -----------

    Property and equipment, net                           518,345       570,906
                                                      -----------   -----------

Other Assets:                                              22,434        10,818
                                                      -----------   -----------

    Total Assets                                     $    835,019  $  1,067,776
                                                      ===========   ===========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities          $     94,588  $    108,806
                                                      -----------   -----------
    Total current liabilities                              94,588       108,806
                                                      -----------   -----------

    Total liabilities                                      94,588       108,806
                                                      -----------   -----------

Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                        48,883        49,493
   Limited Partners                                       691,548       909,477
                                                      -----------   -----------
    Total partners' equity                                740,431       958,970
                                                      -----------   -----------

Total Liabilities and Partners' Equity               $    835,019  $  1,067,776
                                                      ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                             Super 8 Motels II, Ltd.
                       (A California Limited Partnership)
                             Statement of Operations
                    Nine Months Ended June 30, 1998 and 1997

                              Three Months Nine Months  Three Months Nine Months
                                 Ended        Ended        Ended        Ended
                                6/30/98      6/30/98      6/30/97      6/30/97
                              ----------   ----------   ----------   ----------

Income:
 Guest room                  $   229,389  $   608,806  $   267,559  $   663,042
 Telephone and vending             2,437        8,705        3,379       10,931
 Interest                          2,293        9,090        2,856       12,907
 Other                               808        1,998        3,481        4,611
                              ----------   ----------   ----------   ----------
  Total Income                   234,927      628,599      277,275      691,491
                              ----------   ----------   ----------   ----------

Expenses:
 Motel operating expenses
 (Note 2)                        171,311      539,484      170,488      488,030
 General and administrative      (43,764)      85,385        2,520       37,394
 Depreciation and amortization    21,475       64,769       22,915       67,569
                              ----------   ----------   ----------   ----------
  Total Expenses                 149,022      689,638      195,923      592,993
                              ----------   ----------   ----------   ----------

 Net Income (Loss)           $    85,905  $   (61,039) $    81,352  $    98,498
                              ==========   ==========   ==========   ==========

Net Income (Loss) Allocable
 to General Partners                $859        ($610)        $814         $985
                              ==========   ==========   ==========   ==========

Net Income (Loss) Allocable
 to Limited Partners             $85,046     ($60,429)     $80,538      $97,513
                              ==========   ==========   ==========   ==========

Net Income (Loss)
 per Partnership Unit             $12.15       ($8.63)      $11.51       $13.93
                              ==========   ==========   ==========   ==========

Distribution to Limited
 Partners per
 Partnership Unit                  $7.50       $15.00        $5.00       $53.00
                              ==========   ==========   ==========   ==========









    The accompanying notes are an integral part of the financial statements.

                             Super 8 Motels II, Ltd.
                       (A California Limited Partnership)
                          Statement of Partners' Equity
                For the Nine Months Ended June 30, 1998 and 1997




                                                          6/30/98      6/30/97
                                                        ----------   ----------
General Partners:
  Balance, beginning of year                           $    49,493  $    47,359
    Net income (loss)                                         (610)         985
                                                        ----------   ----------
      Balance, End of period                                48,883       48,344
                                                        ----------   ----------


Limited Partners:
  Balance, beginning of year                               909,477    1,121,712
    Net income (loss)                                      (60,429)      97,513
    Distributions to Limited Partners                     (157,500)    (371,000)
                                                        ----------   ----------
      Balance, End of Period                               691,548      848,225
                                                        ----------   ----------

      Total Partners' Equity                           $   740,431  $   896,569
                                                        ==========   ==========




























    The accompanying notes are an integral part of the financial statements.

                             Super 8 Motels II, Ltd.
                       (A California Limited Partnership)
                             Statement of Cash Flows
                For the Nine Months Ended June 30, 1998 and 1997

                                                          6/30/98      6/30/97
                                                        ----------   ----------
Cash Flows from Operating Activities:
 Received from motel revenues                          $   631,390  $   671,817
 Expended for motel operations and
  general and administrative expenses                     (647,000)    (530,286)
 Interest received                                          10,435       14,011
                                                        ----------   ----------
    Net Cash Provided (Used) by Operating Activities        (5,175)     155,542
                                                        ----------   ----------
Cash Flows from Investing Activities:
 Purchases of property and equipment                       (13,033)     (33,591)
 Proceeds from sale of land                                   -             500
                                                        ----------   ----------
    Net Cash Provided (Used) by Investing Activities       (13,033)     (33,091)
                                                        ----------   ----------
Cash Flows from Financing Activities:
 Distributions to limited partners                        (157,500)    (371,000)
                                                        ----------   ----------
   Net Cash Provided (Used) by Financing Activities       (157,500)    (371,000)
                                                        ----------   ----------

    Net Increase (Decrease) in Cash and
     Temporary Investments                                (175,708)    (248,549)

Cash and Temporary Investments:
     Beginning of period                                   459,098      614,405
                                                        ----------   ----------

     End of period                                     $   283,390  $   365,856
                                                        ==========   ==========

Reconciliation of Net Income (Loss) to Net Cash Provided (Used) by
 Operating Activities:

  Net Income (Loss)                                    $   (61,039  $    98,498
                                                        ----------   ----------
   Adjustments to reconcile net income to net cash used by operating activities:
     Depreciation and amortization                          64,769       67,569
     (Gain) loss on disposition of property
      and equipment                                            825          331
     (Increase) decrease in accounts receivable             13,226       (5,663)
     (Increase) decrease in prepaid expenses                 2,878       14,742
     (Increase) decrease in other assets                   (11,616)      (7,143)
     Increase (decrease) in accounts payable               (14,218)     (12,792)
                                                        ----------   ----------
      Total Adjustments                                     55,864       57,044
                                                        ----------   ----------

     Net Cash Provided (Used) by Operating Activities$      (5,175) $   155,542
                                                        ==========   ==========
    The accompanying notes are an integral part of the financial statements.

                             Super 8 Motels II, Ltd.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                    Nine Months Ended June 30, 1998 and 1997


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

          Franchise Fees                    $12,182

Upon the sale of the Ontario Motel property in February, 1990, management felt that the payment of the property management fees and partnership management fees became remote. Therefore, no property management fees or partnership management fees have been accrued.


Note 2:

The following table summarizes the major components of motel operating expenses for the periods reported:

                               Three Months Nine Months Three Months Nine Months
                                  Ended        Ended       Ended        Ended
                                 6/30/98      6/30/98     6/30/97      6/30/97
                               ----------   ----------  ----------   ----------

Salaries and related costs     $   59,715   $  170,128  $   52,494   $  149,462
Rent                               25,194       75,583      23,349       70,062
Franchise and advertising fees     11,469       30,455      13,375       33,168
Utilities                          13,664       48,683      18,909       51,628
Allocated costs,
 mainly indirect salaries          23,877       75,595      22,157       68,759
Replacements and renovations         (579)      15,792         941        6,219
Other operating expenses           37,971      123,248      39,263      108,732
                                ---------    ---------   ---------    ---------

Total motel operating expenses $  171,311   $  539,484  $  170,488   $  488,030
                                =========    =========   =========    =========


The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                  JUNE 30, 1998

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Partnership's current assets of $294,240 exceeded its current liabilities of $94,588 thereby providing an operating reserve of $199,652. The Partnership has equity in its Santa Rosa motel that could provide security for a loan against the property. The total annual cash flow for the Santa Rosa property has been positive in recent years. This annual positive cash flow would support a modest loan.

The Partnership has no material commitments for capital expenditures. Expenditures for replacements and renovations during the first nine months of the fiscal year which will end on September 30, 1998 were $28,825 or 4.7% of room revenues. Included in these expenditures was $7,995 for exterior painting, $8,368 for guest room carpet and vinyl, $4,665 for a replacement lamps and $3,015 for replacement televisions. During the fiscal year ending September 30, 1998, the Partnership anticipates parking lot repairs to be paid from the cash reserves.

RESULTS OF OPERATIONS

The following is a comparison of operating results for the nine month periods ended June 30, 1998 and June 30, 1997.

Total revenues decreased $62,892 or 9.1% during the first nine months of fiscal year ending September 30, 1998 as compared to the previous fiscal year. Guest room revenue decreased $54,236 or 8.2% during the period covered by this report as compared to the previous fiscal year. The Partnership's motel experienced a decrease in its occupancy rate from 54.4% in the previous fiscal year compared to 47.0% in the current fiscal year. This performance decrease was partially offset by an increase in average daily room rate from $43.82 in the corresponding nine month period of the previous fiscal year as compared to $47.49 during the nine month period ended June 30, 1998. The motel experienced decreased occupancy in the leisure and corporate market segments with partially offsetting improved occupancy in the discount segment.

Total expenses for the nine month period ended June 30, 1998 increased $96,645 or 16.3% from those incurred in the corresponding period of the previous fiscal year. The increased expenditures are due primarily to increases in the minimum wage and to legal, appraisal and other costs associated with the potential liquidation of the partnership.

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                           MARCH 31, 1997 (Continued)


FUTURE TRENDS

In the previous fiscal year ended September 30, 1997, the Santa Rosa lodging market recovered after its poor performance over the previous three years. The General Partners expect the motel to achieve guest room rental income at no more and possibly less than that received during the previous fiscal year. The Partnership's economic performance will be dependent on the trends in the Santa Rosa and nearby markets on the Highway 101 corridor. The Partnership's expenses are subject to cost inflation.

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





                             SUPER 8 MOTELS II, Ltd.

8-13-98                             By /S/ Philip B. Grotewohl
-------                                    ----------------------
  Date                                     Philip B. Grotewohl,
                                           Chairman of Grotewohl Management
                                           Services, Inc.,
                                           Managing General Partner

8-13-98                             By /S/ Philip B. Grotewohl
-------                                    ----------------------
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