Form 10-K
period 1998-09-30
SUPER 8 MOTELS II LTD
filed 1998-12-23
CIK 316554

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

          (Mark One)
           ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 1998
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ______________to ___________

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

         Super 8 Motels, Inc. is a South Dakota corporation which was organized in 1972. Its first franchised motel commenced operation in 1974 and, as of October 16, 1998, it had a total of 1,740 franchised motels having an aggregate of 105,222 guest rooms in operation. On April 30, 1993, Super 8 Motels, Inc. became a wholly-owned subsidiary of Hospitality Franchise Systems, Inc. ("HFS"). In addition to Super 8 Motels, HFS is also the franchisor of hospitality properties under the Howard Johnson, Ramada, Voyager Lodge, Knights Inn, Winngate Inn, Travelodge and Days Inn tradenames.

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

         By terms of the franchise agreement with Super 8 Motels, Inc., the Partnership pays monthly franchise fees equal to 4% of its gross room revenues and contributes an additional 1% of its gross room revenues to a fund administered by Super 8 Motels, Inc. to finance the national advertising program. Neither the Partnership nor the Managing General Partner has any equity or other interest in Super 8 Motels, Inc.

         Brown & Grotewohl (the "Manager"), a California general partnership which is an affiliate of the Managing General Partner, manages and operates the Partnership's motel. The Manager's management responsibilities include, but are not limited to, the supervision and direction of the Partnership's employees who operate the motel, the establishment of room rates, and the direction of the promotional activities of the Partnership's employees. In addition, the Manager directs the purchase of replacement equipment and supplies, maintenance activity and the engagement or selection of all vendors, suppliers and independent contractors. The Partnership's financial accounting activities are performed by the motel staff and a centralized accounting staff, all of which work under the direction of the Managing General Partner or the Manager. Together, these staffs perform all bookkeeping duties in connection with the motel, including all collections and all disbursements to be paid out of funds generated by such operations or otherwise supplied by the Partnership.

         As of December 1, 1998, the Partnership employed a total of 14 persons, either full- or part-time, at its motel, including six desk clerks, six housekeeping and laundry personnel, one maintenance personnel and one manager. In addition, and as of the same date, the Partnership employed eleven persons in administrative positions at its central office in Sacramento, California, all of whom worked for the Partnership on a part-time basis. They included accounting, investor services, sales and marketing, motel supervisory, secretarial and purchasing personnel, including David Grotewohl, son of Philip Grotewohl, whom the Partnership employs on as Director of Operations and as an attorney, and, until April 30, 1998, Mark Grotewohl, whom the Partnership employed as marketing and sales director.

         The motel located in Santa Rosa, California, which consists of 100 guest rooms, commenced operations on November 12, 1980. The average occupancy rates and average room rates for the period from October 1, 1995 to September 30, 1998, are as follows:

                              1995 - 1996    1996 - 1997    1997 - 1998
                            -------------- -------------- ---------------
Average Occupancy Rate             53%            60%              51%
Average Room Rate                $44.49         $45.65           $50.31

         The following existing lodging facilities provide direct or indirect competition to the Partnership's Santa Rosa motel:
                                                           APPROXIMATE
                                                          DISTANCE FROM
                                     NUMBER OF            PARTNERSHIP'S
               FACILITY                ROOMS             MOTEL (IN MILES)
     --------------------------------------------------------------------
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

         During November 1998 the Partnership submitted to the limited partners of the Partnership (the "Limited Partners") a consent solicitation statement soliciting the consent of the Limited Partners to the sale of the Partnership's motel and related assets at a purchase price of $2,200,000. The Limited Partners have consented to such sale by majority vote. As of December 17, 1998, the buyer had not yet obtained the necessary financing to complete the sale. If the financing is obtained in a timely fashion, the Managing General Partner anticipates that the motel will be sold and the Partnership liquidated during the second fiscal quarter of 1999. If so, the Partnership would be terminated shortly thereafter. If not, the Managing General Partner would entertain offers to purchase the motel and related assets and would submit one or more of such offers to the Limited Partners for approval, in the discretion of the Managing General Partner. Pending any sale of the motel, the Partnership will continue to operate the motel as usual.

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

         The lease provides that the improvements constructed by the Partnership on the leased premises will remain the property of the Partnership during the lease term but that, upon expiration of the lease, title to any such improvements will pass to the lessor.

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

Holders

         As of December 1, 1998, a total of 1,009 investors ("Limited Partners") held Units in the Partnership.

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

         The following distributions to the Limited Partners were made during the last two fiscal years:

                                  Total         Amount
                 Date         Distribution     Per Unit
          -------------------------------------------------
               11-15-96          $21,000         $3.00
                2-15-97          $35,000         $5.00
                 3-3-97         $280,000        $40.00
                5-15-97          $35,000         $5.00
                8-15-97          $52,500         $7.50
               11-15-97          $52,500         $7.50
                2-15-98          $52,500         $7.50
                5-15-98          $52,500         $7.50
                8-15-98          $52,500         $7.50


Item 6.  SELECTED FINANCIAL DATA

         Following are selected financial data of the Partnership for the fiscal years ended September 30, 1998, 1997, 1996, 1995 and 1994.

                             SUPER 8 MOTELS II, LTD.

Item 6. Selected Financial Data



                                      Years Ended September 30:
                      ---------------------------------------------------------
                        1998        1997        1996        1995        1994
                      ---------   ---------   ---------   ---------   ---------

Total Income           $956,802  $1,032,367    $889,283    $850,781    $827,562

Motel Room Income      $930,658    $995,707    $856,246    $829,326    $808,505

Net Income (Loss)       $23,437    $213,399    $101,430     $31,089    $(31,564)

Per Partnership Unit:
 Cash distributions (1)  $30.00      $60.50       $3.00         -           -
 Net income (loss)        $3.31      $30.18      $14.35       $4.40      $(4.46)



                                            September 30:
                      ---------------------------------------------------------
                        1998        1997        1996        1995        1994
                      ---------   ---------   ---------   ---------   ---------

Total Assets          $ 881,220  $1,067,776  $1,268,224  $1,172,917  $1,122,106
Long-Term Debt             -           -           -           -           -


(1) On an annual basis, to the extent cash distributions exceed net income, Limited Partners receive a return of capital rather than a return on capital. However, an annual analysis will be misleading if the Limited Partners do not receive their investment back upon liquidation of the Partnership. For those investors who purchased their Units directly from the Partnership, the original investment was $1,000 per Unit, cumulative allocations of income through September 30, 1998 were approximately $703 per Unit, and cumulative distributions through September 30, 1998 were approximately $1,455 per Unit. Investors who did not purchase their Units directly from the Partnership must consult with their own advisers in this regard.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Liquidity

         The Managing General Partner believes that the Partnership's liquidity, defined as its ability to generate sufficient amounts of cash to satisfy its cash needs, is adequate. Current assets of $350,409 exceed current liabilities of $108,813 by $241,596 as of September 30, 1998 as compared with $377,246 for the same date in the previous fiscal year.

         The Managing General Partner has a reserve target equal to 5% of "Adjusted Capital Contributions," or $174,716 (5% of $3,494,317). "Adjusted Capital Contributions" is computed as the original amount raised ($7,000,000) less the $259,154 returned to the Limited Partners in 1982 from the sale of excess Ontario land, and less the $3,246,529 returned to the Limited Partners from the 1990 Ontario motel sale. The $241,596 excess of current assets over current liabilities exceeds the reserve target.

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

         In August 1996, the Managing General Partner authorized the resumption of distributions at a modest $3 per Unit per quarter. The most recent distribution was $7.50 per Unit per quarter. An extraordinary distribution of $40.00 per Unit was made in March 1997 from reserves which the managing General Partner deemed no longer necessary.


Capital Resources

         The Partnership owns and operates one motel property, a 100-room lodging facility located on leased land in Santa Rosa, California.

         The Partnership currently has no material commitments for capital expenditures. Its motel property is in full operation, and no further property acquisitions or extraordinary capital improvements are contemplated. If the motel is not sold and the Partnership is not terminated, except as described below, the Managing General Partner is aware of no material trends or changes with respect to the mix or relative cost of the Partnership's capital resources. Working capital is expected to be generated by revenues from operations.

         During the fiscal year ended September 30, 1998, the Partnership capitalized $25,784 of the $51,896 spent on the refurbishment of its motel and furnishings. Included in the capitalized items were $14,652 for replacement carpet, $6,467 for 24 televisions and $4,665 for replacement lamps. The non-capitalized renovations included $8,595 for exterior painting, $6,200 for renovation of the courtyard landscaping and $4,100 for parking lot remodeling.

         During the fiscal year ended September 30, 1997, the Partnership expended $61,087 on renovations and replacements ($43,159 of which was capitalized). Included in these amounts was $28,669 for guest room and corridor carpeting, $8,024 for a replacement washing machine, $4,459 for six replacement room air-conditioning units and $3,660 for furniture refurbishment.

Results of Operations

Partnership's Overall Financial Results

         The following is a comparison of combined results for the twelve-month periods ending September 30, 1996, 1997 and 1998. Comparative revenue and expense data is included in the financial statements found in Item 8.

         During the fiscal year covered by this report as compared to the previous fiscal year, the Partnership experienced a $75,565 (or 7.3%) decrease in total income. This decrease was due primarily to a $65,049 (or 6.5%) decrease in motel room revenue. The decreased room revenue is discussed under the Santa Rosa Motel caption below.

         During the fiscal year ended September 30, 1997 as compared to the previous fiscal year, the Partnership achieved a $143,084 (or 16.1%) increase in total income. This increase was due primarily to a $139,461 (or 16.3%) increase in motel room revenue. The increased room revenue is discussed under the Santa Rosa Motel caption below.

         During the fiscal year covered by this report as compared to the previous fiscal year, the Partnership experienced a $114,397 (or 14.0%) increase in total expenses. The increase in motel operations is discussed below in more detail. The $55,048 or 125.9% increase in general and administrative expenses was due primarily to increased legal fees associated with the legal proceedings discussed in last year's annual report, which were settled in February 1998, the negotiations and the drafting of the sale contract discussed in Item 1, and the preparation of the consent solicitation statement also discussed in item 1.

         During the fiscal year ended September 30, 1997 as compared to the previous fiscal year, the Partnership experienced a $31,115 (or 3.9%) increase in total expenses. This increase is related to increased property occupancy and is discussed below in more detail.


Santa Rosa Motel

         The following is a comparison of operating results of the Partnership's Santa Rosa motel for the twelve-month periods ended September 30, 1996, 1997 and 1998. The income and expense numbers in the following table are shown on an accrual basis and other payments on a cash basis. Total expenditures and debt service include the operating expenses of the motel, together with the cost of capital improvements.
                                           Average             Average
                                          Occupancy             Room
       Twelve months ended:                  Rate               Rate
       -----------------------------------------------------------------
       September 30, 1996                   52.6%              $44.49
       September 30, 1997                   59.8%              $45.65
       September 30, 1998                   50.7%              $50.31

                                                    Total
                                                Expenditures      Partnership
                                  Total           and Debt           Cash
   Twelve months ended:           Revenues          Service         Flow (1)
   ---------------------------------------------------------------------------
   September 30, 1996             $889,283         $733,042         $156,241
   September 30, 1997           $1,032,367         $771,215         $261,152
   September 30, 1998             $956,803         $870,836          $85,967

         (1) While Partnership Cash Flow as it is used here is not an amount found in the financial statements, the Managing General Partner believes that it is the best indicator of the annual change in the amount, if any, available for distribution to the Limited Partners because it tracks the definition of the term "Cash Flow" as it is used in the Partnership Agreement. This calculation is reconciled to the financial statements in the following table. Limited Partners should not interpret Partnership Cash Flow as an alternative to net income or as a measure of performance.

         Following is a reconciliation of Total expenditures and debt Service as used above to Total expenses as shown on the Statement of Operations (in the audited financial statements):
                                             1998         1997        1996
                                           -----------------------------------
Total Expenditures and Debt Service         $870,836    $771,215     $733,042
Additions to Fixed Assets                    (25,784)    (43,159)     (36,964)
Depreciation and Amortization                 87,488      90,581       91,815
Other Items                                      825         331          (40)
                                           -----------------------------------
Total Expenses                              $933,365    $818,968     $787,853
                                           ===================================

          Reconciliation of Partnership Cash Flow (included in the chart above) to Net Income as shown on the Statements of Operations (in the financial statements) is as follows:

                                             1998         1997        1996
                                           -----------------------------------
Partnership Cash Flow                        $85,967    $261,152     $156,241
Additions to Fixed Assets                     25,784      43,159       36,964
Depreciation and Amortization                (87,488)    (90,581)     (91,815)
Other Items                                     (825)       (331)          40
                                           -----------------------------------
Net Income                                   $23,438    $213,399     $101,430
                                           ===================================

         During the fiscal year covered by this report as compared to the previous fiscal year, the Partnership's Santa Rosa motel experienced a $75,564 or 7.3% decrease in total revenues due primarily to the $65,049 or 6.5% decrease in guest room revenues. The guest room occupancy decreased from 59.8% in the previous fiscal year to 50.7% during the fiscal year covered by this report. The occupancy decrease was partially offset by the increase in average room rates from $45.65 during the previous fiscal year to $50.31 during the current fiscal year. Revenue and room nights generated by the leisure and the corporate market segments deceased during the year covered by this report which partially (but not completely) offset the gains realized during the previous fiscal year. The decrease in room revenue during the fiscal year covered by this report is attributed to increased competition and to reduced demand by flood victims.

         During the fiscal year ended September 30, 1997 as compared to the previous fiscal year, the Partnership's Santa Rosa motel achieved an increase in its guest room revenue through increases in both its average room rate and its occupancy rate. The occupancy rate increased from 52.6% during the previous fiscal year to 59.8% for 1997. The average room rate increased from $44.49 to $45.65. These two increases resulted in the 16.3% increase in guest room revenue. The Santa Rosa motel achieved its largest increased revenue from the leisure-market segment with the next largest increase from the corporate segment.

         During the fiscal year covered by this report as compared to the previous fiscal year, the Partnership's Santa Rosa motel experienced a $99,621 or 12.9% increase in total expenditures. Motel operating costs increased $62,442 or 9.1%. Included in these increased costs are $19,243 for increased wages and salaries associated with changes in the general manager position and to an increase in the minimum wage on March 1, 1997, $19,515 for increased maintenance and renovation costs required by the franchisor, $9,864 for increased allocated costs which primarily represented increased salaries, $4,955 for increased property taxes as Santa Rosa was able to recapture some prior valuation reductions after the excellent year experienced during the previous fiscal year and $6,984 in rent increases due to the CPI increases.

         During the fiscal year ended September 30, 1997 as compared to the previous fiscal year, the Partnership's Santa Rosa motel experienced a $38,173 or 5.2% increase in total expenditures which is due primarily to the 13.7% increase in occupancy. The increased expenditures included $14,411 in room attendant wages, $6,973 in increased franchise royalties and advertising costs and $7,250 in appraisal costs.


Future Trends

         On May 15, 1998, the Partnership and four other limited partnerships managed by the Managing General Partner entered into a contract to sell all of their motel assets. Escrow for the sale opened in June 1998. By majority vote the limited partners of the Partnership and the four other partnerships have approved the sale pursuant to such contract. The sale of the Partnership's motel assets and the motel assets of the other limited partnerships are subject to certain contingencies. Because of these contingencies the Partnership has not yet reclassified its motel assets as held for sale. If the sale occurs on the terms approved by the Limited Partners, it is anticipated that the Partnership would report a gain in the amount of approximately $1,643,000. Accordingly, there has been no adjustment to the carrying value of the Partnership's motel assets. If the sale is consummated the Partnership would be liquidated.

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

Other Financial information

         In 1996 the computers used by the Partnership at the Managing General Partner's offices in Sacramento were updated. In the process of updating its hardware and software, the Managing General Partner eliminated any potential Year 2000 problem with respect to such computers. Similarly, the Managing General Partner does not anticipate any material Year 2000 problem with the computers at the motel. The Managing General Partner has not investigated and does not know whether any Year 2000 problem may arise from its third party vendors. Because the motel is a "budget" motel, the Partnership's most significant vendors are its utility providers and banks. To the extent banking services, utility services and other goods and services are unavailable as a result of Year 2000 problems with the computer systems of such vendors or otherwise, the ability of the Partnership to conduct business at its motel would be compromised. No contingency plans have been developed in this regard.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK

         Inapplicable.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Financial Statements and Notes to Financial Statements attached hereto at pages F-1 through F-14.

                           ANNUAL REPORT ON FORM 10-K

                                     ITEM 8

                              FINANCIAL STATEMENTS

                             SUPER 8 MOTELS II, LTD.

                             SACRAMENTO, CALIFORNIA

                               SEPTEMBER 30, 1998

Item 8: Financial Statements



                             SUPER 8 MOTELS II, LTD.

                          INDEX OF FINANCIAL STATEMENTS


                                                                     Pages


Financial Statements:
     Report of Certified Public Accountants                          F-3

     Balance Sheets, September 30, 1998 and 1997                     F-4

     Statements of Operations for the years ended                    F-5
       September 30, 1998, 1997 and 1996

     Statements of Partners' Equity for the years ended              F-6
       September 30, 1998, 1997 and 1996

     Statements of Cash Flows for the years ended                    F-7 to
       September 30, 1998, 1997 and 1996                             F-8

     Notes to Financial Statements                                   F-9 to
                                                                     F-14


Note: All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Partners
Super 8 Motels II, Ltd.

We have audited the  accompanying  balance  sheets of Super 8 Motels II, Ltd., a
California limited partnership, as of September 30, 1998 and 1997 and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super 8 Motels II, Ltd. as of September 30, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.


VOCKER KRISTOFFERSON AND CO.



December 2, 1998
San Mateo, California

    The accompanying notes are an integral part of these financial statements.

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           September 30, 1998 and 1997

                                     ASSETS

                                                            1998        1997
                                                         ----------  ----------
Current Assets:
   Cash and temporary investments (Notes 1 and 3)        $  303,843  $  459,098
   Accounts receivable                                        8,161      17,937
   Other receivables (Note 9)                                15,855         -
   Prepaid expenses                                          22,550       9,017
                                                         ----------  ----------
      Total Current Assets                                  350,409     486,052
                                                         ----------  ----------

Property and Equipment (Notes 2 and 7):
   Capital improvements                                      34,947      34,947
   Building    1,845,878                                  1,845,878
   Furniture and equipment                                  538,266     524,159
                                                         ----------  ----------
                                                          2,419,091   2,404,984
   Accumulated depreciation and amortization             (1,910,714) (1,834,078)
                                                         ----------   ---------
      Property and Equipment, Net                           508,377     570,906
                                                         ----------  ----------
Other Assets (Note 2):
   Deposit of federal income tax                             22,434      10,818
                                                         ----------  ----------

         Total Assets                                    $  881,220  $1,067,776
                                                         ==========  ==========

                        LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities              $  105,353  $  105,071
   Due to related parties (Note 4)                            3,460       3,735
                                                         ----------  ----------
         Total Liabilities                                  108,813     108,806
                                                         ----------  ----------

Contingent Liabilities and Lease Commitment (Notes 4 and 5)     -           -

Partners' Equity:
   Limited Partners; 7,000 units authorized,
      issued and outstanding                                722,680     909,477
   General Partners                                          49,727      49,493
                                                         ----------  ----------
      Total Partners' Equity                                772,407     958,970
                                                         ----------  ----------

         Total Liabilities and Partners' Equity          $  881,220  $1,067,776
                                                         ==========  ==========
    The accompanying notes are an integral part of the financial statements.

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS


                                                   Years Ended September 30:
                                              ---------------------------------
                                                 1998        1997        1996
                                              ---------   ---------   ---------

Income:
 Motel room                                    $930,658    $995,707    $856,246
 Telephone and vending                           11,986      14,913      14,721
 Interest                                        11,617      16,818      17,236
 Other                                            2,541       4,929       1,080
                                              ---------   ---------   ---------
    Total Income                                956,802   1,032,367     889,283
                                              ---------   ---------   ---------

Expenses:
 Motel operations (exclusive of depreciation
  shown separately below) (Notes 4 and 6)       747,119     684,677     662,519
 General and administrative (exclusive of
  depreciation shown separately below) (Note 4)  46,386      43,710      33,519
 Legal settlement and related legal fees         33,685         -           -
 Legal fees related to pending sale (Note 9)     18,687         -           -
 Depreciation and amortization (Note 2)          87,488      90,581      91,815
                                              ---------   ---------   ---------
    Total Expenses                              933,365     818,968     787,853
                                              ---------   ---------   ---------

    Net Income                                $  23,437   $ 213,399   $ 101,430
                                              =========   =========   =========

Net Income Allocable to Limited Partners        $23,203    $211,265    $100,416
                                               ========    ========    ========

Net Income Allocable to General Partners           $234      $2,134      $1,014
                                               ========    ========    ========

Net Income Per Partnership Unit (Note 1)          $3.31      $30.18      $14.35
                                               ========    ========    ========

Distributions to Limited Partners
   Per Partnership Unit (Note 1)                 $30.00      $60.50       $3.00
                                               ========    ========    ========









    The accompanying notes are an integral part of the financial statements.

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                         STATEMENTS OF PARTNERS' EQUITY

                                                   Years Ended September 30:
                                              ---------------------------------
                                                 1998        1997        1996
                                              ---------   ---------   ---------

Limited Partners:
 Balance, beginning of year                     909,477   1,121,712   1,042,296
    Net income                                   23,203     211,265     100,416
Distributions to limited partners              (210,000)   (423,500)    (21,000)
                                              ---------   ---------   ---------
       Balance, End of Year                     722,680     909,477   1,121,712
                                              ---------   ---------   ---------
General Partners:
 Balance, beginning of year                   $  49,493   $  47,359   $  46,345
    Net income                                      234       2,134       1,014
                                              ---------   ---------   ---------
       Balance, End of Year                      49,727      49,493      47,359
                                              ---------   ---------   ---------



       Total Partners' Equity                  $772,407    $958,970  $1,169,071
                                               ========    ========   =========



























    The accompanying notes are an integral part of the financial statements.

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS

                                                   Years Ended September 30:
                                              ---------------------------------
                                                 1998        1997        1996
                                              ---------   ----------  ---------

Cash Flows From Operating Activities:
 Received from motel operations                $939,067   $1,007,202   $880,407
 Expended for motel operations and
  general and administrative expenses          (870,194)    (712,901)  (679,215)
Interest received                                11,656       16,551     17,338
                                              ---------   ----------  --------

  Net Cash Provided by Operating Activities      80,529      310,852    218,530
                                              ---------   ----------  ---------

Cash Flows From Investing Activities:
 Purchases of property and equipment            (25,784)     (43,159)   (36,984)
 Proceeds from sale of equipment                    -            500         20
                                              ---------   ----------  ---------

  Net Cash Used by Investing Activities         (25,784)     (42,659)   (36,964)
                                              ---------   ----------  ---------

Cash Flows From Financing Activities:
 Distributions paid to limited partners        (210,000)    (423,500)   (21,000)
                                              ---------   ----------  ---------

  Net Cash Used by Financing Activities        (210,000)    (423,500)   (21,000)
                                              ---------   ----------  ---------

   Net Increase (Decrease) in Cash and
     Temporary Investments                     (155,255)    (155,307)   160,566

Cash and Temporary Investments:
 Beginning of year                              459,098      614,405    453,839
                                              ---------   ----------  ---------

   End of Year                                 $303,843     $459,098   $614,405
                                              =========   ==========  =========











    The accompanying notes are an integral part of the financial statements.

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                      STATEMENTS OF CASH FLOWS (Continued)

                                                   Years Ended September 30:
                                              ---------------------------------
                                                 1998        1997        1996
                                              ---------   ---------   ---------

Reconciliation of Net Income to Net Cash
 Provided by Operating Activities:
  Net income                                    $23,437    $213,399    $101,430
                                              ---------   ---------   ---------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                87,488      90,581      91,815
    Loss (gain) on sale of property                 825         331         (20)
(Increase) decrease in accounts receivable       (6,079)     (8,614)      8,462
(Increase) decrease in prepaid expenses         (13,533)     12,645       5,641
 Increase in other assets                       (11,616)     (7,143)     (3,675)
 Increase in accounts payable and accrued
  liabilities                                       282       7,658      14,936
 Increase (decrease) in due to related parties     (275)      1,995         (59)
                                              ---------   ---------   ---------
            Total Adjustments                    57,092      97,453     117,100
                                              ---------   ---------   ---------

            Net Cash Provided by
              Operating Activities:             $80,529    $310,852    $218,530
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

The Partnership agreement requires that the Partnership maintain reserves for normal repairs, replacements, working capital and contingencies in an amount of at least 5% of adjusted capital contributions ($174,716 at September 30, 1998). As of September 30, 1998, the Partnership had a combined balance in cash and temporary investments of $303,843.


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

Property and equipment are recorded at cost. Depreciation and amortization are computed using the following estimated useful lives and methods:


              Description                    Methods            Useful Lives
      -------------------------     -----------------------     ------------
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Costs incurred in connection with maintenance and repair are charged to expense. Major renewals and betterments that materially prolong the life of assets are capitalized.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 3 - CASH AND TEMPORARY INVESTMENTS

Cash and temporary investments as of September 30, 1998 and 1997 consist of the following:
                                                             1998        1997
                                                          ---------   ---------
      Cash in bank, non-interest bearing                  $  29,230   $  22,173
      Money market accounts                                 174,613     336,925
      Certificates of deposit                               100,000     100,000
                                                          ---------   ---------
         Total Cash and Temporary Investments             $ 303,843   $ 459,098
                                                          =========   =========

Temporary investments are recorded at cost, which approximates market value. The Partnership considers temporary investments with original maturities of six months or less to be cash equivalents for purposes of the statement of cash flows.

NOTE 4 - RELATED PARTY TRANSACTIONS

Franchise Fees
Super 8 Motels, Inc., now a wholly-owned subsidiary of Hospitality Franchise Systems, Inc., is franchisor of all Super 8 Motels. The Partnership pays to the franchisor monthly fees equal to 4% of the gross room revenues of the motel and contributes an additional 1% of its gross room revenues to an advertising fund administered by the franchisor. In return the franchisor provides the right to use the name "Super 8," a national institutional advertising program, an advance room reservation system, and inspection services. These costs ($46,547 in 1998, $49,785 in 1997 and $42,812 in 1996) are included in motel operations expense in the accompanying statements of operations. The Partnership operates its motel property as a franchisee of Super 8 Motels, Inc. through a sub-franchise agreement with Brown & Grotewohl, a California general partnership, of which Grotewohl Management Services, Inc., (see Note 1) is a 50% owner. Under the sub-franchise agreement, Brown & Grotewohl earned 40% of the above franchise fees, which amounted to $18,619, $19,914, and $17,125 in 1998, 1997 and 1996,
respectively.

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

Property Management Fees
The General Partners or their affiliates handle the management of the motel property of the Partnership. The fee for this service is 5% of the gross revenues from Partnership operations, as defined in the Partnership agreement, not including income from the sale, exchange or refinancing of such properties. This fee is payable only out of the cash available for distribution of the Partnership, defined as the total cash receipts from Partnership operations during a given period of time less cash used during the same period to pay debt service, capital improvements and replacements, operating expenses and reserves. It is subordinated to prior receipt by the Limited Partners of a cumulative 10% per annum pre-tax return on their adjusted capital contributions for each year of the Partnership's existence. At September 30, 1998 the Limited Partners had not received the 10% cumulative return, and as no property management fees are payable, they are not reflected in these financial statements. Management believes it is not likely that these fees will become payable in the future.

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

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

Administrative Expenses Shared by the Partnership and its Affiliates
There are certain administrative expenses allocated between the Partnership and affiliated Super 8 partnerships. These expenses, which are allocated based on usage, are telephone, data processing, rent of the administrative office, administrative salaries and duplication expenses. Management believes that the methods used to allocate shared administrative expenses are reasonable. The administrative expenses allocated to the Partnership were approximately $123,000 in 1998, $112,000 in 1997 and $113,000 in 1996 and are included in motel operations expenses and general and administrative expenses in the accompanying statements of operations. Included in administrative salaries are allocated amounts paid to two employees who are related to Philip B. Grotewohl, the sole shareholder of Grotewohl Management Services, Inc., a General Partner of the Partnerships. One of these employees terminated his employment prior to May 1998.

NOTE 5 - LEASE COMMITMENT

The Partnership has a long-term operating lease commitment on approximately three acres of land in Santa Rosa, California, the site of the Santa Rosa motel. The term of the lease runs through August 31, 2015, with an option to extend the lease for three consecutive periods of five years each. The base monthly rent is subject to adjustment at three year intervals to reflect changes in the Consumer Price Index. The Partnership will pay all property taxes, assessments and utilities. Rent expenses for the fiscal years ending September 30, 1998, 1997 and 1996 were $109,017, $102,033 and $101,354, respectively.

The future lease commitment at September 30, 1998, using the minimum monthly amounts, is as follows:

                    Years Ending
                    September 30:                Amount
                   ---------------             ----------
                        1999                     $100,778
                        2000                      100,778
                        2001                      100,778
                        2002                      100,778
                        2003                      100,778
                     2004-2008                    503,888
                     2009-2013                    503,888
                     2014-2015                    193,157
                                               ----------
                     Total                     $1,704,823
                                               ==========

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 6 - MOTEL OPERATING EXPENSES

The following table summarizes the major components of motel operating expenses for the years ended September 30, 1998, 1997 and 1996.

                                              1998         1997         1996
                                            ---------   ----------   ----------
 Salaries and related costs                  $230,458     $211,215     $189,103
 Rent                                         101,009       94,025       93,395
 Franchise and advertising fees                46,547       49,785       42,812
 Utilities                                     72,327       71,893       74,632
 Allocated costs, mainly indirect salaries    100,577       90,713       92,355
 Repairs and minor renovations                 26,112       17,928       20,987
 Maintenance expenses                          50,319       38,988       42,313
 Property taxes                                26,290       21,335       11,413
 Property insurance                            17,706       18,458       18,028
 Other operating expenses                      75,774       70,337       77,481
                                            ---------    ---------    ---------

 Total Motel Operating Expenses              $747,119     $684,677     $662,519
                                            =========    =========    =========

NOTE 7 - PROPERTY AND EQUIPMENT

The following is a summary of the accumulated depreciation and amortization of property and equipment:

                                                1998         1997
                                            -----------   ----------

 Capital improvements                       $   34,947    $   34,947
 Building                                    1,414,389     1,353,486
 Furniture and equipment                       461,378       445,645
                                            ----------    ----------

Accumulated depreciation and amortization   $1,910,714    $1,834,078
                                            ==========    ==========

The following is a summary of the federal income tax basis as of September 30, 1998:

Capital improvements                                $   34,947
Building                                             1,740,878
Furniture and equipment                                538,266
                                                    ----------
                                                     2,314,091
 Less accumulated depreciation and amortization      1,834,239
                                                    ----------
                                                    $  479,852
                                                    ==========

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 8 - CONCENTRATION OF CREDIT RISK

The Partnership maintains its cash accounts in six commercial banks located in California. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per bank. A summary of the total insured and uninsured cash balances (not reduced by outstanding checks) as of September 30, 1998 follows:

 Total cash in all California banks                 $  317,307
 Less Portion insured by FDIC                         (291,016)
                                                    ----------
         Uninsured cash balances                    $   26,291
                                                    ==========

NOTE 9 - PENDING SALE OF MOTEL ASSETS

On May 15, 1998 the Partnership and four other limited partnerships managed by the general partner entered into a contract to sell all their motel assets. Escrow for the sale opened in June 1998. By majority vote the limited partners of the Partnership have approved the sale of the Partnership's motel assets pursuant to such contract, and the limited partners of the four other limited partnerships have also approved by majority vote the sale of their respective limited partnership's motel assets. The sale of the Partnership's motel assets and the motel assets of the other limited partnerships are subject to certain contingencies. Because of these contingencies the Partnership has not yet reclassified its motel assets as held for sale. If the sale occurs on the terms approved by the limited partners, it is anticipated that the Partnership would report a gain per books in the amount of approximately $1,690,000. Accordingly, there has been no adjustment to the carrying value of the Partnership's motel assets. If the sale is consummated the Partnership would be liquidated.

In connection with the anticipated sale of the motel assets, the Partnership has incurred reimbursable costs in the amount of $15,855 which are included as other receivables in the accompanying balance sheet.


NOTE 10 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount of cash and temporary investments, accounts receivable, other receivables, and accounts payable in the balance sheet approximates fair values.

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

         Mr. Grotewohl, age 80, was an attorney-at-law and was engaged in the private practice of law in San Mateo County, California, between 1967 and 1978. Since 1978, Mr. Grotewohl's principal occupation has been as a promoter and general partner of Super 8 Motel limited partnerships.

         Mr. Dana, age 70, was a registered representative of Brown, Brosche Securities, Inc. between 1982 and 1988. Between 1976 and 1982 he served as a registered representative of several stock and investment brokers. Mr. Dana has also served as marketing consultant for various real estate limited partnership and other direct participation investment programs.


Item 11. EXECUTIVE COMPENSATION

         The following discussion contains certain information regarding aggregate direct or indirect compensation paid by the Partnership during the fiscal year ended September 30, 1998 or payable to the General Partners and the Estate of Dennis A Brown as a group. Although Mr. Brown ceased to be a general partner of the Partnership upon his death, his estate shares in certain compensation otherwise payable to the General Partners and their affiliates.

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

         As a result of the sale of the Ontario motel in February 1990, the General Partners waived their claim to accrued management fees as the receipt thereof became extremely remote. No property management fees have been accrued since the Ontario motel sale due to the unlikelihood that they would ever be paid to the General Partners. Before the General Partners can receive any property management fees, the Limited Partners must receive preferential distributions of $3,457,214 to meet the subordination requirement calculated through September 30,1998, plus $349,432 per each year thereafter.

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

         The total of franchise fees accrued during the fiscal year covered by this report was $37,238 (of which $18,619 accrued to the Manager). All of the above sums have been paid.

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

         Notwithstanding the foregoing, however, distributions of Cash Available for Distribution to the General Partners are deferred and paid only after payment to the Limited Partners of distributions of Cash Available for Distribution in an amount equal to 10% per annum cumulative on their Adjusted Capital Contributions. During the fiscal year covered by this report, no amounts were deferred for the General Partners' share of distributions of Cash Available for Distribution. A total of $742,534 has been deferred since commencement of the Partnership. As discussed in the section captioned "Property Management Fees" above, the payment of these fees is unlikely due to the large preferential distribution unpaid to the Limited Partners.

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

     (2) All compensation to the General Partners which is not allocated to Mr. Dana is divided equally between Grotewohl Management Services, Inc. and the Estate of Dennis A. Brown.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners


                                               AMOUNT AND
    TITLE                                       NATURE OF
     OF                                         BENEFICIAL       PERCENT
    CLASS    NAME  OF BENEFICIAL OWNER          OWNERSHIPT       OF CLASS
  ---------- -------------------------------- ---------------- -----------
    Units    Everest Lodging Investor, LLC         541  Units      7.73%
    Units    Everest Madison Investors, LLC        343  Units      4.90%
                                              ---------
                                  TOTAL            884  Units     12.63%
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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Administrative Expenses Shared by the Partnership and its Affiliates

         There are certain administrative expenses allocated between the Partnership and affiliated Super 8 partnerships. These expenses, which are allocated based on usage, are telephone, data processing, rent of administrative offices and administrative salaries. The administrative expenses allocated to the Partnership were approximately $123,000 in the fiscal year ended September 30, 1998 and are included in general and administrative expenses and motel and restaurant operations expenses in the Partnership's financial statements. Included in administrative salaries are allocated amounts paid to two employees who are related to Philip B. Grotewohl, a 50% shareholder of the Managing General Partner.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K

    (a)  Documents filed as part of this report

  1. Financial Statements Included in Part II of this Report
      Report of Independent Certified Public Accountants
       Balance Sheets, September 30, 1998 and 1997 Statements of Operations for the Years Ended September 30,
          1998, 1997 and 1996
       Statements of Partners' Equity for the Years Ended September 30,
          1998, 1997 and 1996
       Statements of Cash Flows for the Years Ended September 30,
          1998, 1997 and 1996
       Notes to Financial Statements

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

           None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           (Registrant)      SUPER 8 MOTELS II, LTD.

By (Signature and Title)                     /s/     Philip B. Grotewohl
                                             --------------------------------
                                             Philip B. Grotewohl,
                                             Chairman of Grotewohl Management
                                             Services, Inc.,
                                             Managing General Partner

Date  December 22, 1998



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title)                     /s/     Philip B. Grotewohl
                                             --------------------------------
                                             Philip    B.    Grotewohl,    Chief
                                             executive officer,  chief financial
                                             officer,  chief accounting  officer
                                             and  sole   director  of  Grotewohl
                                             Management Services, Inc., Managing
                                             General Partner

Date December 22, 1998