Form 10-Q
period 1998-12-31
SUPER 8 MOTELS II LTD
filed 1999-02-12
CIK 316554

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


      For the Period ended December 31, 1998        Commission File 0-9218

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


      Yes XX   No  __

                             SUPER 8 MOTELS II, LTD.

                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

                             SUPER 8 MOTELS II, LTD.

                       (A California Limited Partnership)

                                      INDEX

Financial Statements:                                           PAGE

   Balance Sheet - December 31, 1998 and September 30, 1998     2

   Statement of Operations - Three Months Ended
   December 31, 1998 and 1997                                   3

   Statement of Changes in Partners' Equity -
   Three Months Ended December 31, 1998 and 1997                4

   Statement of Cash Flows - Three Months Ended
   December 31, 1998 and 1997                                   5

   Notes to Financial Statements                                6

   Management Discussion and Analysis                           7 - 8

   Other Information and Signatures                             9 - 11

                             Super 8 Motels II, Ltd.
                       (A California Limited Partnership)
                                  Balance Sheet
                    December 31, 1998 and September 30, 1998

                                                          12/31/98     9/30/98
                                                         ----------  ----------
                                     ASSETS
Current Assets:
   Cash and temporary investments                          $223,010    $303,843
   Accounts receivable                                        6,929      24,016
   Prepaid expenses                                          13,585      22,550
                                                         ----------  ----------
    Total current assets                                    243,524     350,409
                                                         ----------  ----------

Property and Equipment:
   Capital improvements                                      34,947      34,947
   Buildings                                              1,845,878   1,845,878
   Furniture and equipment                                  542,970     538,266
                                                         ----------  ----------
                                                          2,423,795   2,419,091
   Accumulated depreciation                              (1,931,963) (1,910,714)
                                                         ----------  ----------

    Property and equipment, net                             491,832     508,377
                                                         ----------  ----------

Other Assets (Note 2)
   Deposit of federal income tax                             22,434      22,434
                                                         ----------  ----------

    Total Assets                                           $757,790    $881,220
                                                         ==========  ==========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities                 $87,292    $108,813
                                                         ----------  ----------
    Total liabilities                                        87,292     108,813
                                                         ----------  ----------

Contingent Liabilities (See Note 1)                            -           -

Partners' Equity:
   Limited Partners; 7,000 units authorized,
      issued and outstanding                                621,265     722,680
   General Partners                                          49,233      49,727
                                                         ----------  ----------
    Total partners' equity                                  670,498     772,407
                                                         ----------  ----------

Total Liabilities and Partners' Equity                     $757,790    $881,220
                                                         ==========  ==========


    The accompanying notes are an integral part of the financial statements.

                             Super 8 Motels II, Ltd.
                       (A California Limited Partnership)
                             Statement of Operations
             For the Three Months Ending December 31, 1998 and 1997

                                                       Three Months Three Months
                                                          Ended        Ended
                                                         12/31/98     12/31/97
                                                       -----------  -----------

Income:
    Guest room                                            $172,965     $200,933
    Telephone and vending                                    3,054        3,243
    Interest                                                 2,161        3,909
    Other                                                    1,146          492
                                                       -----------  -----------
     Total Income                                          179,326      208,577
                                                       -----------  -----------

Expenses:
    Motel operating expenses (Note 2)                      171,373      191,743
    General and administrative                              36,113       32,872
    Depreciation and amortization                           21,249       21,581
                                                       -----------  -----------
     Total Expenses                                        228,735      246,196
                                                       -----------  -----------

    Net Income (Loss)                                     ($49,409)    ($37,619)
                                                       ===========  ===========

Net Income (Loss) Allocable
 to General Partners                                         ($494)       ($376)
                                                       ===========  ===========

Net Income (Loss) Allocable
 to Limited Partners                                      ($48,915)    ($37,243)
                                                       ===========  ===========

Net Income (Loss)
 per Partnership Unit                                       ($6.99)      ($5.32)
                                                       ===========  ===========

Distribution to Limited Partners
 per Partnership Unit                                        $7.50        $7.50
                                                       ===========  ===========











    The accompanying notes are an integral part of the financial statements.

                             Super 8 Motels II, Ltd.
                       (A California Limited Partnership)
                          Statement of Partners' Equity
             For the Three Months Ending December 31, 1998 and 1997




                                                            1998        1997
                                                         ----------  ----------

Limited Partners:
  Balance at beginning of year                              722,680     909,477
    Net income (loss)                                       (48,915)    (37,243)
    Less: Cash distributions paid to Limited Partners       (52,500)    (52,500)
                                                         ----------  ----------
      Balance at End of Period                              621,265     819,734
                                                         ----------  ----------

General Partners:
  Balance at beginning of year                              $49,727     $49,493
    Net income (loss)                                          (494)       (376)
                                                         ----------  ----------
      Balance at End of Period                               49,233      49,117
                                                         ----------  ----------

      Total Partners' Equity                               $670,498    $868,851
                                                         ==========  ==========




























    The accompanying notes are an integral part of the financial statements.

                             Super 8 Motels II, Ltd.
                       (A California Limited Partnership)
                             Statement of Cash Flows
             For the Three Months Ending December 31, 1998 and 1997

                                                               1998      1997
                                                             --------  --------
Cash flows from operating activities:
 Received from motel revenues                                $191,963  $211,744
 Expended for motel operations and
  general and administrative expenses                        (220,042) (264,330)
 Interest received                                              4,450     5,240
                                                             --------  --------
   Net Cash Provided (Used) by Operating Activities           (23,629)  (47,346)
                                                             --------  --------

Cash flows from investing activities:
 Purchases of property and equipment                           (4,704)   (6,391)
                                                             --------  --------
   Net Cash Provided (Used) by Investing Activities            (4,704)   (6,391)
                                                             --------  --------

Cash flows from financing activities:
 Distributions paid to Limited Partners                       (52,500)  (52,500)
                                                             --------  --------
   Net Cash Provided (Used) by Financing Activities           (52,500)  (52,500)
                                                             --------  --------

   Net Increase (Decrease) in Cash and Temporary Investments  (80,833) (106,237)

Cash and Temporary Investments:
   Beginning of Period                                        303,843   459,098
                                                             --------  --------
     End of Period                                            223,010   352,861
                                                             ========  ========
Reconciliation of Net Income (Loss) to Net Cash
  Provided (Used) by Operating Activities:

Net Income (Loss)                                            ($49,409) ($37,619)
                                                             --------  --------
  Adjustments to reconcile net income to net cash used by operating activities:
   Depreciation and amortization                               21,249    21,581
   (Gain) loss on sale of property                               -          825
   (Increase) decrease in accounts receivable                  17,087     8,407
   (Increase) decrease in prepaid expense                       8,965    (4,663)
   Increase (decrease) in accounts payable
     and accrued liabilities                                  (21,521)  (35,877)
                                                             --------  --------
        Total Adjustments                                      25,780    (9,727)
                                                             --------  --------

        Net Cash Provided (Used) by Operating Activities     ($23,629) ($47,346)
                                                             ========  ========



    The accompanying notes are an integral part of the financial statements.

                             Super 8 Motels II, Ltd.
                       (A California Limited Partnership)
                          Notes to Financial Statements
             For the Three Months Ending December 31, 1998 and 1997

Note 1:

The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

Users of these interim financial statements should refer to the audited financial statements for the year ended September 30, 1998 for a complete disclosure of significant accounting policies and practices and other detail necessary for a fair presentation of the financial statements.

In accordance with the partnership agreement, the following information is presented related to fees paid to the General Partners or affiliates for the period.

          Franchise Fees                        $3,462

Upon the sale of the Ontario Motel property in February, 1990, management felt that the payment of the property management fees and partnership management fees became remote. Therefore, no property management fees or partnership management fees have been accrued.

Note 2:

The following table summarizes the major components of motel operating expenses for the periods reported:
                                                       Three Months Three Months
                                                          Ended        Ended
                                                         12/31/98     12/31/97
                                                       -----------  -----------

Salaries and related costs                                 $51,440      $55,715
Rent                                                        25,275       25,194
Franchise and advertising fees                               8,655       10,061
Utilities                                                   19,180       17,469
Allocated costs,
 mainly indirect salaries                                   25,108       26,837
Repairs and minor renovations                                1,268       11,111
Maitenance expenses                                          8,186       10,547
Property taxes                                               5,812        9,132
Property insurance                                           4,344        4,509
Other operating expenses                                    22,105       21,168
                                                       -----------  -----------

Total motel operating expenses                            $171,373     $191,743
                                                       ===========  ===========

The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                DECEMBER 31, 1998

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Partnership's current assets of $243,524 exceeded its current liabilities of $87,292 thereby providing an operating reserve of $156,262. The Partnership has equity in its Santa Rosa motel that could provide security for a loan against the property. The total annual cash flow for the Santa Rosa property has been positive in recent years. This annual positive cash flow would support a modest loan.

The Partnership has no material commitments for capital expenditures. Expenditures for replacements and renovations during the first three months of the fiscal year which will end on September 30, 1999 were $5,971 or 3.5% of room revenues. Included in these expenditures was $4,703 for guest room carpet. RESULTS OF OPERATIONS

The following is a comparison of operating results for the three month periods ended December, 1998 and December 31, 1997.

Total revenues decreased $29,251 or 14.0% during the first three months of fiscal year ending September 30, 1999 as compared to the previous fiscal year. Guest room revenue decreased $27,968 or 13.9% during the period covered by this report as compared to the previous fiscal year. The Partnership's motel experienced a decrease in its occupancy rate from 46.4% in the previous fiscal year compared to 33.3% in the current fiscal year. This performance decrease was partially offset by an increase in average daily room rate from $47.09 in the corresponding three month period of the previous fiscal year as compared to $51.57 during the three month period ended December 31, 1998. The motel experienced decreased occupancy in the leisure and corporate market segments with partially offsetting improved occupancy in the discount segment.

Total expenses for the three month period ended December 31, 1998 decreased $17,461 or 7.1% from those incurred in the corresponding period of the previous fiscal year. The operating expenses are lower as the occupancy and revenues were lower.

                             SUPER 8 MOTELS II, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                          DECEMBER 31, 1998 (Continued)


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

In the previous fiscal year ended September 30, 1998, the Partnership's Santa Rosa motel continued the improved economic performance that it had experienced during the previous fiscal year. The General Partner expects occupancies and profitability to decline from the previous fiscal year due to increased competition in the market.

On December 9, 1998 the limited partners of the Partnership approved the sale of the properties to another party in accordance with separately filed proxy materials.

In the opinion of Management, these financial statements reflect all adjustments which were necessary to a fair statement of results for the interim periods presented. All adjustments are of a normal recurring nature.

                           PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings

                     None

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






SUPER 8 MOTELS, Ltd.

         2-12-99                  By /S/ Philip B. Grotewohl
        ---------                        -------------------------
           Date                          Philip B. Grotewohl,
                                         Chairman of Grotewohl Management
                                         Services, Inc.,
                                         Managing General Partner


         2-12-99                  By /S/ Philip B. Grotewohl
        ---------                        -------------------------
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